Form 10-Q
period 2026-03-31
CSB Financial Inc.
filed 2026-06-29
CIK 2114521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission File No. 333-294289

CSB Financial Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	41-4994538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

503 West Plane Street, Bethel, Ohio	45106
(Address of Principal Executive Offices)	(Zip Code)

(513) 734-4445

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ⌧

As of June 29, 2026, there were no shares of the registrant’s common stock outstanding.

CSB Financial Inc.

Form 10-Q

EXPLANATORY NOTE

CSB Financial Inc. (the “Company,” “we” or “us”) was incorporated on February 18, 2026, to serve as the bank holding company for Community Savings Bank (the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of March 31, 2026, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Bank.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the Bank’s audited financial statements and related notes as of and for each of the years ended December 31, 2025 and 2024, contained in the Company’s definitive prospectus dated May 14, 2026, filed with the Securities and Exchange Commission.

COMMUNITY SAVINGS BANK

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$382,280	$275,464
Interest-bearing deposits in other financial institutions	7,609,970	6,153,204
Federal funds sold	—	—
Cash and cash equivalents	$7,992,250	$6,428,668

Available-for-sale securities	$5,469,258	$5,538,692
Loans receivable	92,013,193	92,991,369
Allowance for credit losses	(436,986)	(435,675)
Net loans	$91,576,207	$92,555,694

Premises and equipment	$548,218	$561,605
Federal Home Loan Bank stock	599,500	599,500
Bank owned life insurance	3,084,464	3,067,607
Accrued interest receivable	443,592	424,559
Net deferred federal income taxes	514,539	518,381
Other assets	846,113	507,777
Total assets	$111,074,141	$110,202,483

Liabilities
Demand deposits	$10,595,915	$10,863,097
Savings and money market	24,027,708	24,041,834
Time deposits	48,518,655	47,249,270
Total deposits	$83,142,278	$82,154,201

Advances from the Federal Home Loan Bank	$10,600,000	$10,600,000
Advances by borrowers for taxes and insurance	360,963	582,076
Allowance for credit losses on off-balance sheet credit exposures	5,073	5,073
Accrued interest payable and other liabilities	1,096,104	1,067,113
Total liabilities	$95,204,418	$94,408,463

Equity
Retained earnings	$15,983,563	$15,896,832
Accumulated other comprehensive loss	(113,840)	(102,812)
Total equity	$15,869,723	$15,794,020
Total liabilities and equity	$111,074,141	$110,202,483

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest income
Loans, including fees	$1,403,639	$1,100,531
Investment securities	48,582	45,270
Interest-bearing deposits and other	66,429	46,269
Total interest income	$1,518,650	$1,192,070

Interest expense
Deposits	$494,548	$433,600
Borrowings	109,035	35,664
Total interest expense	$603,583	$469,264

Net interest income	$915,067	$722,806
Provision for (recovery of) credit losses	—	—
Net interest income after provision	$915,067	$722,806

Noninterest income
Service fees on deposits	$6,707	$7,035
Loan servicing fees	7,979	6,991
Increase in cash surrender value of BOLI	16,857	16,509
Other income	7,394	8,322
Total noninterest income	$38,937	$38,857

Noninterest expense
Salaries and employee benefits	$537,664	$409,681
Directors fees	41,603	38,603
Occupancy and equipment	44,021	31,801
Data processing fees	70,248	91,230
Franchise taxes	25,351	27,000
FDIC insurance premiums	12,036	9,661
Professional services	16,217	16,056
Advertising	4,788	4,788
Other	102,900	74,363
Total noninterest expense	$854,828	$703,183

Income before income taxes	$99,176	$58,480
Provision for income taxes	12,445	1,350
Net income	$86,731	$57,130

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$86,731	$57,130
Net unrealized (losses) gains on available-for-sale securities	(13,961)	54,007
Tax (expense)	2,933	(11,341)
Other comprehensive (loss) income	(11,028)	42,666
Comprehensive income	$75,703	$99,796

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Three Months Ended March 31, 2026
Balance at January 1, 2026	$15,896,832	$(102,812)	$15,794,020
Net income	86,731	—	86,731
Other comprehensive loss	—	(11,028)	(11,028)
Balance at March 31, 2026	$15,983,563	$(113,840)	$15,869,723

Three Months Ended March 31, 2025
Balance at January 1, 2025	$15,457,795	$(200,474)	$15,257,321
Net income	57,130	—	57,130
Other comprehensive income	—	42,666	42,666
Balance at March 31, 2025	$15,514,925	$(157,808)	$15,357,117

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$86,731	$57,130
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	22,741	13,211
Amortization and accretion of investments, net	2,368	7,633
Amortization and accretion of fair value discount, net	(791)	(1,075)
Amortization of intangible assets	3,203	6,063
Deferred loan fees	2,048	24,041
Deferred income tax provision	6,775	1,537
Increase in cash surrender value on bank owned life insurance	(16,857)	(16,509)
Amortization of right-of-use asset	2,013	2,043
(Increase) decrease in:
Interest receivable	(19,033)	4,138
Other assets	(318,877)	(1,877)
Other liabilities	4,316	(80,339)
Net cash flows (used in) provided by operating activities	$(225,363)	$15,996
Cash flows from investing activities:
Proceeds from maturities and paydowns of available-for-sale securities	$53,105	$62,136
Net increase (decrease) in loans	978,230	(832,657)
Purchases of premises and equipment	(9,354)	(2,956)
Net cash flows provided by (used in) investing activities	$1,021,981	$(773,477)
Cash flows from financing activities:
Net increase (decrease) in customer deposits	$988,077	$(287,202)
Advances and deposits by borrowers	(221,113)	(195,291)
Payments on borrowings	—	(350,000)
Net cash flows provided by (used in) financing activities	$766,964	$(832,493)
Net change in cash and cash equivalents	$1,563,582	$(1,589,974)
Cash and cash equivalents at beginning of year	6,428,668	5,278,477
Cash and cash equivalents at end of year	$7,992,250	$3,688,503
Supplemental cash flow information:
Interest paid	$574,500	$468,325
Lease liabilities arising from obtaining right of use assets	$24,675	$—

See accompanying notes to financial statements

Community Savings Bank

Notes to the Condensed Financial Statements (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Community Savings Bank (the “Bank”) is a state-chartered mutual bank and a member of the Federal Home Loan Bank. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio. The Bank is located in Bethel, Ohio and generates residential and commercial mortgage loans and receives deposits from customers located primarily in Clermont and Highland counties in Ohio. The Bank’s loans are generally secured by specific items of collateral, which primarily consists of real property.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Bank’s President and Chief Executive Officer serves as the CODM. The CODM reviews financial information and allocates resources on a consolidated basis. In evaluating performance, the CODM considers key financial measures including net income, revenue concentrations, and significant expense categories, along with comparisons of budget to actual and peer results. Revenue is primarily generated from loans, investments, and deposit-related service fees. Significant expenses include interest expense and salaries and employee benefits. Management has determined that the Bank operates as a single operating segment and a single reportable segment, community banking, as the Bank’s products, services, and customers are similar across its operations and are managed on an aggregate basis. The Bank’s primary business activities consist of attracting deposits from the general public and originating residential real estate, commercial real estate, and construction loans, within its market area. The Bank also purchases commercial and consumer loans from a third party. All operations are domestic.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed financial statements and notes should be read in conjunction with the Bank’s audited financial statements and notes thereto for the year ended December 31, 2025, filed as part of the Form S-1. In the opinion of management, all adjustments necessary for a fair statement have been made and consist of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

The following is a summary of the Bank’s significant accounting and reporting policies:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses, valuation of mortgage servicing rights, deferred tax asset realization, and fair value measurements.

Concentrations of credit risk

The Bank’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Bank places its cash and temporary interest-bearing deposits with high credit quality financial institutions. At various times, the Bank’s cash and due-from balances at financial institutions may exceed federally insured limits; however, management does not believe it is exposed to significant credit risk due to the high credit quality of the financial institutions and the Bank’s policies to limit concentrations. At times, such investments may be in excess of the FDIC insurance limit. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Bank’s loan portfolio is concentrated primarily in residential and commercial real estate loans secured by properties located in southwest Ohio. Therefore, the Bank’s exposure to credit risk is significantly affected by changes in the economy in that area. The Bank originates a portion of its commercial and consumer loan portfolio through whole loan purchases from a single third-party vendor, BHG Financial (“BHG”). Loans purchased from BHG are underwritten in accordance with the Bank’s underwriting standards and are subject to the same credit approval, monitoring, and risk management practices as loans originated directly by the Bank. At March 31, 2026, loans purchased from BHG represented approximately $19.8 million, or 21.5% of total loans outstanding. At December 31, 2025, such loans totaled approximately $21.8 million, or 23.4% of total loans outstanding. These loans include both commercial and consumer loans. Although the Bank believes that the credit quality of loans purchased from BHG is consistent with the overall credit quality of its loan portfolio, a significant concentration with a single vendor could expose the Bank to heightened credit or operational risk in the event of adverse changes in the financial condition, underwriting practices, or operational performance of the vendor. The Bank does not receive credit enhancements or guarantees from BHG and retains the full credit risk on all loans purchased from BHG.

Income taxes

Income tax expense is the total of the current period income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income taxes are determined using the asset and liability method of accounting. Under this method, deferred income taxes are determined based on the tax effects of temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred assets and liabilities result primarily from temporary differences attributed to the net operating loss carryforward, allowance for credit losses, depreciation, available-for-sale investments, accrual to cash adjustments and FHLB stock dividends received. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

As of March 31, 2026, the Bank is subject to U.S. federal income tax examinations by taxing authorities for the years 2021 through 2025. Tax years prior to 2021 are no longer subject to examination by taxing authorities. The Bank is subject to Ohio state tax examinations by taxing authorities for the years 2020 through 2024. Tax years prior to 2020 are no longer subject to examination by state taxing authorities.

New Accounting Pronouncements

ASU 2023-09, Improvements to Income. This standard requires qualitative disclosure about specific categories of reconciling items and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate. The standard also requires entities to disclose certain disaggregated information regarding income (loss) before income taxes, income tax expense (benefit), and income taxes paid. Finally, the standard eliminates certain existing disclosure requirements. This new standard is effective for financial statements issued for annual periods beginning after December 15, 2025. The Bank does not believe this new standard will have a significant impact on its financial statements.

2.	INVESTMENT SECURITIES:

The Bank’s investment securities are classified entirely as available-for-sale and are presented as a single line item on the balance sheet. The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$2,836,073	$1,913	$3,535	$2,834,451
Collateralized mortgage obligation bonds	47,340	—	1,327	46,013
U.S. government agencies	1,497,851	—	68,954	1,428,897
Mortgage-backed securities	1,232,096	4,922	77,121	1,159,897
	$5,613,360	$6,835	$150,937	$5,469,258

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$2,837,990	$2,253	$4,207	$2,836,036
Collateralized mortgage obligation bonds	50,980	—	1,263	49,717
U.S. government agencies	1,497,747	—	59,911	1,437,836
Mortgage-backed securities	1,282,116	6,981	73,994	1,215,103
	$5,668,833	$9,234	$139,375	$5,538,692

There were no sales of available-for-sale securities for the three months ended March 31, 2026 and 2025. The amortized cost and fair value of securities at March 31, 2026, by contractual maturity, are shown below. Contractual maturity information is presented as of March 31, 2026, the most recent balance sheet date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Available-for-sale
	Amortized	Fair
	Cost	Value
Municipal securities and U.S. government agencies
Due less than one year	$310,000	$310,081
Due one to five years	1,497,851	1,428,897
Due five to ten years	1,995,000	1,996,832
Due after ten years	531,073	527,538
Total	$4,333,924	$4,263,348

Mortgage-backed securities and collateralized mortgage obligation bonds	1,279,436	1,205,910
Total	$5,613,360	$5,469,258

The maturity of mortgage-backed securities and collateralized mortgage obligation bonds are based on the repayment of the underlying mortgages.

The following table shows the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous loss position at March 31, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2026
Municipal securities	$—	$—	$527,538	$3,535	$527,538	$3,535
Collateralized mortgage obligation bonds	—	—	46,013	1,327	46,013	1,327
U.S. government agencies	—	—	1,428,897	68,954	1,428,897	68,954
Mortgage-backed securities	—	—	774,171	77,121	774,171	77,121
Total	$—	$—	$2,776,619	$150,937	$2,776,619	$150,937

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
Municipal securities	$—	$—	$528,782	$4,207	$528,782	$4,207
Collateralized mortgage obligation bonds	—	—	49,717	1,263	49,717	1,263
U.S. government agencies	—	—	1,437,836	59,911	1,437,836	59,911
Mortgage-backed securities	—	—	825,648	73,994	825,648	73,994
Total	$—	$—	$2,841,983	$139,375	$2,841,983	$139,375

Total fair value of these investments at March 31, 2026 and December 31, 2025, was $2,776,619 and $2,841,983. The following table presents the number and aggregate depreciation from the Bank’s amortized cost basis of available-for-sale securities in a continuous unrealized loss position by security type at March 31, 2026 and December 31, 2025.

	Number of
	securities in	Aggregate
	a loss position	Depreciation
March 31, 2026
Municipal securities	1	(0.67)%
Collateralized mortgage obligation bonds	1	(2.80)%
U.S. government agencies	2	(4.60)%
Mortgage-backed securities	8	(9.06)%
Total Portfolio	12	(5.16)%

	Number of
	securities in	Aggregate
	a loss position	Depreciation
December 31, 2025
Municipal securities	1	(0.79)%
Collateralized mortgage obligation bonds	1	(2.48)%
U.S. government agencies	2	(4.00)%
Mortgage-backed securities	8	(8.22)%
Total Portfolio	12	(4.67)%

Unrealized losses on securities have not been recognized into income because management believes the issuers’ bonds are of high credit quality, does not intend to sell these securities, and it is more likely than not the Bank will retain, and not be required to sell, the securities in an unrealized loss position prior to the recovery of value. Accordingly, management has not recorded an allowance for credit loss on any available-for-sale securities and the allowance for credit losses on available-for-sale securities was zero at March 31, 2026 and December 31, 2025. The decline in market value is largely due to fluctuations in market interest rates and other market conditions and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The fair values are expected to recover as securities approach their maturity dates. Net unrealized holding losses on available-for-sale securities recognized in accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025 are reflected in the statements of comprehensive income.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total equity.

At March 31, 2026 and December 31, 2025, the Bank did not have any investment securities pledged or restricted for public funds, borrowings, or other purposes.

3.	LOANS:

Major classifications of loans at March 31 and December 31 are as follows:

	March 31, 2026	December 31, 2025
Mortgage loans on real estate:
Single family	$41,693,508	$41,228,633
Multifamily and nonresidential	22,329,275	21,432,455
Construction and land	2,235,527	2,652,831
Second mortgage	3,024,119	2,772,340
Commercial	7,267,327	7,657,780
Consumer loans	15,689,905	17,471,750
	$92,239,661	$93,215,789
Less: Net deferred loan origination fees	(226,468)	(224,420)
Allowance for credit losses	(436,986)	(435,675)
Loans, net	$91,576,207	$92,555,694

Overdrafts on customer deposit accounts are included in consumer loans. Overdraft balances totaled approximately $200 and $200 at March 31, 2026 and December 31, 2025, respectively.

Mortgage loans sold and serviced for others, and the portion of loans participated to others, with the Bank as lead lender and servicer, are not included in the accompanying financial statements. The unpaid principal balance of loans serviced for others at March 31, 2026 and December 31, 2025 was approximately $19,624,000 and $20,078,000, respectively.

Loans are pooled based on similar risk characteristics, including loan type, collateral, and borrower characteristics. The risk characteristics applicable to each segment of the loan portfolio are described as follows:

Single family residential - Residential real estate loans are secured by 1-4 family residences and are split basically equal between owner-occupied and non-owner occupied. The Bank generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded on owner occupied properties only. Loan to value ratios greater than 80% on non-owner occupied are not originated. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions, such as unemployment levels, inflationary pressures, and housing values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-family and nonresidential - Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than 1-4 family residential mortgage loans. The primary risk associated with multi-family and nonresidential real estate lending is the property cash flow. Payments on loans secured by income properties often depend on successful operation and management of the properties. To monitor cash flows on income properties, the Bank requires borrowers, co-borrowers and loan guarantors of large loan relationships to provide annual financial statements and tax returns. In reaching a decision on whether to originate a multi-family and nonresidential real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property(ies). The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x.

Construction and land - Loans secured by land are made primarily to borrowers wishing to own tracts adjacent to their residence or to utilize the land for recreational purposes. The risks associated with these loans is primarily the resale value of the land. This risk is mitigated by limiting loans on land to well qualified borrowers. Construction loans also involve risks associated with project completion, including cost overruns, delays in construction, and the possibility that the completed project may not achieve the expected value or occupancy levels.

Second mortgage - Second mortgage loans are generally for homes improvements or other purposes approved by the Bank. Second mortgage loans typically involve an appraisal, title examination, verification of first mortgage balances, and adequate hazard insurance. These loans are subject to the same credit requirements as any other loans and are limited to maximum combined loan-to-value ratio. The risk inherent in second mortgages is similar to the risk of first lien mortgages on owner and non-owner occupied properties.

Lines of credit - Commercial lines of credit will normally be extended to commercial customers for short-term working capital purposes, many times on an unsecured basis. The risk associated with these lines of credit is the potential default of the guarantor as they are unsecured lines of credit. This risk is mitigated by limiting the origination of these loans to only high-quality borrowers with substantial net worth and liquidity that have several years of seasoning with the bank. Technically, the lines of credit mature annually and are required to be paid-off at maturity. However, the lines of credit may be renewed on an annual basis after performing a financial review of the borrower’s current situation which includes obtaining an updated credit report, updated tax returns and an updated personal financial statement before a decision to renew is approved. Additional risk mitigation factor for these loans is the guarantee has cognovit language to expedite judgement in the event of a default. Home equity lines of credit (HELOC) are secured by real estate and therefore do not undergo the same annual review process as commercial lines of credit.

Commercial – Includes loans originated by a third-party and purchased by the Bank and the commercial unsecured lines of credit originated by the Bank. Commercial loans are primarily based on the global cash flow of the guarantor(s). Secondarily, they are based on the overall financial strength of the guarantor(s). Commercial loans are secured by personal guarantees. The risk associated with these loans is primarily the default of the guarantor(s). This risk is mitigated by the Bank’s conservative underwriting standards in lending to seasoned customers and/or high-income guarantors with good credit history.

Consumer - Consumer loans consist of personal loans with the majority of these loans purchased from a third-party originator. They generally have fixed rates and terms ranging from 72-120 months. Consumer loans generally have higher interest rates but pose additional risks of collectability and loss when compared to certain other types of loans. The mitigating risk factor is the Bank’s underwriting standards are higher than the originating bank. Therefore, purchased loans have extremely restrictive underwriting criteria such as higher credit scores, lower debt ratios, seasoned employment, home ownership and other factors.

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods ended March 31, 2026 and December 31, 2025:

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
2026
Allowance for credit losses: Balance, January 1, 2026	$224,121	$98,523	$12,199	$506	$20,185	$80,141	$435,675
Provision for credit losses	7,278	3,951	(1,969)	(60)	(1,228)	(7,972)	—
Charge offs	—	—	—	—	—	—	—
Recoveries	1,311	—	—	—	—	—	1,311
Balance, March 31, 2026	$232,710	$102,474	$10,230	$446	$18,957	$72,169	$436,986

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
2025
Allowance for credit losses: Balance, January 1, 2025	$226,570	$83,899	$4,017	$268	$25,665	$11,418	$351,837
Provision for credit losses	(12,365)	14,624	8,182	238	(5,480)	68,723	73,922
Charge-offs	—	—	—	—	—	—	—
Recoveries	9,916	—	—	—	—	—	9,916
Balance, December 31, 2025	$224,121	$98,523	$12,199	$506	$20,185	$80,141	$435,675

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2026 and December 31, 2025, the Bank maintained a reserve for unfunded loan commitments. The following table presents the balance in the allowance for credit losses on off-balance sheet credit exposures. See Note 10 – Commitments and Uncertainties for additional information.

	March 31, 2026	December 31, 2025
Allowance for credit losses for unfunded loan commitments:
Beginning Balance	$5,073	$9,412
Provision (credit)	—	(4,339)
Ending Balance	$5,073	$5,073

The provision for credit losses is determined by the Bank as the amount that is added to ACL accounts to bring the ACL to that, in management’s judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

Provision for Credit Losses

	March 31, 2026	March 31, 2025
Loans	$—	$—
Unfunded loan commitments	—	—
Total	$—	$—

The Bank uses a risk-rating system to quantify loan quality. A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The categories used are:

●	Pass – loans categorized in this category are higher quality loans that do not fit any of the other categories described below.
●	Watch – loans categorized in this category have acceptable credit risk, however, they display conditions that warrant additional monitoring and management oversight.
●	Special Mention - loans in this category do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Loans have a potential weakness or pose an unwarranted financial risk, which, if not corrected, could weaken the asset and increase risk in the future.

●	Substandard – loans in this category are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of a loss.
●	Doubtful – loans classified in this category have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss – loans classified in this category are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted.

The Bank evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the three months ended March 31, 2026 and 2025. The following tables represent loans, as of March 31, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Single family
Pass	$1,052,384	$5,856,426	$3,206,035	$3,667,325	$6,142,292	$21,702,738	$—	$41,627,200
Special mention	—	—	—	—	—	38,981	—	38,981
Substandard	—	—	—	—	—	27,327	—	27,327
Doubtful	—	—	—	—	—	—	—	—
Total	$1,052,384	$5,856,426	$3,206,035	$3,667,325	$6,142,292	$21,769,046	$—	$41,693,508
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential
Pass	$400,000	$5,676,671	$1,329,875	$973,116	$4,378,636	$8,820,947	$750,030	$22,329,275
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$400,000	$5,676,671	$1,329,875	$973,116	$4,378,636	$8,820,947	$750,030	$22,329,275
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$—	$1,526,301	$—	$302,271	$67,345	$339,610	$—	$2,235,527
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$1,526,301	$—	$302,271	$67,345	$339,610	$—	$2,235,527
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$—	$54,369	$—	$24,464	$—	$4,637	$2,940,649	$3,024,119
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$54,369	$—	$24,464	$—	$4,637	$2,940,649	$3,024,119
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$—	$389,110	$865,384	$967,519	$1,178,743	$720,023	$3,146,548	$7,267,327
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$389,110	$865,384	$967,519	$1,178,743	$720,023	$3,146,548	$7,267,327
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$212	$14,143,451	$1,522,656	$—	$—	$—	$23,586	$15,689,905
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$212	$14,143,451	$1,522,656	$—	$—	$—	$23,586	$15,689,905
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Single family
Pass	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,847,338	$—	$41,155,874
Special mention	—	—	—	—	—	41,414	—	41,414
Substandard	—	—	—	—	—	31,345	—	31,345
Doubtful	—	—	—	—	—	—	—	—
Total	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,920,097	$—	$41,228,633
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential Pass
Pass	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Bank’s loan portfolio aging analysis as of March 31, 2026 and December 31, 2025:

			Greater
	30-59 Days	60-89 Days	Than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
March 31, 2026
Mortgage loans on real estate:
Single family	$86,817	$—	$—	$86,817	$41,606,691	$41,693,508
Multifamily and nonresidential	—	—	—	—	22,329,275	22,329,275
Construction and land	—	—	—	—	2,235,527	2,235,527
Second mortgage	—	—	—	—	3,024,119	3,024,119
Commercial	—	—	—	—	7,267,327	7,267,327
Consumer	—	—	—	—	15,689,905	15,689,905
Total	$86,817	$—	$—	$86,817	$92,152,844	$92,239,661

			Greater
	30-59 Days	60-89 Days	Than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
December 31, 2025
Mortgage loans on real estate:
Single family	$85,171	$31,772	$2,213	$119,156	$41,109,477	$41,228,633
Multifamily and nonresidential	—	—	—	—	21,432,455	21,432,455
Construction and land	—	—	—	—	2,652,831	2,652,831
Second mortgage	—	—	—	—	2,772,340	2,772,340
Commercial	—	—	—	—	7,657,780	7,657,780
Consumer	—	—	—	—	17,471,750	17,471,750
Total	$85,171	$31,772	$2,213	$119,156	$93,096,633	$93,215,789

Nonaccrual loans at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Single family	$94,780	$104,146
Multifamily and nonresidential	—	—
Total	$94,780	$104,146

Nonaccrual loans at March 31, 2026 and December 31, 2025 did not have a corresponding allowance for credit loss. No interest income was recognized on nonaccrual loans during the periods presented. There were no loans at March 31, 2026 and December 31, 2025 past due 90 days or more that were accruing interest at March 31, 2026 and December 31, 2025.

The Bank did not have any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025. There were no collateral dependent loans at March 31, 2026 and December 31, 2025.

The Bank had one loan outstanding to a related party during the periods presented. The loan was originated in the normal course of business and is subject to the same underwriting standards, collateral requirements, interest rates, and repayment terms as loans to non-related borrowers. The related-party loan is secured by collateral consistent with the Bank’s standard lending practices. Loans outstanding to directors and executive officers at March 31, 2026 and December 31, 2025 were approximately $293,000 and $295,000, respectively. Current year activity included paydowns totaling $2,000.

4.	DEPOSITS:

Deposits consist primarily of certificates of deposit, savings accounts, and transaction accounts from customers located within the Bank’s primary market area. Certificates of deposit $250,000 or greater were approximately $7,299,000 and $6,937,000 at March 31, 2026 and December 31, 2025, respectively.

Contractual maturities of all outstanding certificates of deposit at March 31, 2026 were as follows:

2026	$31,458,044
2027	9,629,330
2028	2,887,542
2029	2,405,585
2030	1,839,283
Thereafter	298,871
Total	$48,518,655

The Bank maintains deposit accounts for officers, directors, and entities with which they are affiliated. These accounts totaled approximately $1,248,000 and $1,186,000 at March 31, 2026 and December 31, 2025, respectively.,

The Bank utilizes brokered deposits as an additional source of funding. Brokered deposits totaled $8,024,000 at March 31, 2026 and December 31, 2025, respectively. Brokered deposits are included in certificates of deposit and are subject to regulatory considerations, including restrictions that may apply if the Bank’s capital category changes.

5.	OTHER BORROWINGS:

At March 31, 2026, the Bank had a Blanket Security Agreement with the FHLB collateralized by the Bank’s 1-4 family mortgage loans with a carrying value of approximately $40,918,000 and $41,467,000 as of March 31, 2026 and December 31, 2025, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of approximately $26,900,000 and $27,300,000 as of March 31, 2026 and December 31, 2025, respectively. Borrowings under this agreement totaled $10,600,000 at March 31, 2026 and December 31, 2025, and bear fixed interest rates ranging from 3.68% to 4.72% at March 31, 2026 and December 31, 2025. The Bank maintains an unsecured line of credit with its correspondent bank, United Bankers’ Bank, with a borrowing capacity of $5,000,000. There were no outstanding borrowings under this line at March 31, 2026. The Bank also maintains a $3,000,000 variable-rate line of credit with the Federal Home Loan Bank (FHLB). There were no outstanding borrowings under this line at March 31, 2026 and December 31, 2025.

Contractual maturities of all outstanding borrowings at March 31, 2026 were as follows:

Year	Outstanding Amount	Weighted Average Rate
2026	$4,400,000	4.10%
2027	2,150,000	3.99%
2028	3,200,000	4.38%
2029	850,000	4.06%
Total	$10,600,000	4.16%

6.	FAIR VALUE MEASUREMENTS:

The Bank uses fair value measurement accounting guidance to record the carrying value of, and adjustments to, certain assets and liabilities and to determine fair value disclosures. The guidance establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three broad input levels defined in this guidance:

●	Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date;
●	Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and
●	Level 3 - inputs that are unobservable for the asset or liability.

Level 2 inputs may include quoted prices for similar assets in active markets, quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data. The Bank’s investment securities are generally classified within Level 2 of the fair value hierarchy.

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Bank does not have any financial instruments that are measured on a nonrecurring basis.

Available-for-Sale Securities

Fair values of available-for-sale securities are based on prices obtained from an independent pricing service. The pricing service utilizes observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, and interest rate spreads for securities with similar characteristics. Because these valuations are based on observable inputs rather than quoted prices in active markets for identical securities, these securities are generally classified within Level 2 of the fair value hierarchy.

The following table presents assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

March 31, 2026
Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Securities
U.S. government agencies	$1,428,897	$—	$1,428,897	$—
Mortgage-backed securities (including CMOs)	1,205,910	—	1,205,910	—
Municipal securities	2,834,451	—	2,834,451	—
Total Available-for-Sale Securities	$5,469,258	$—	$5,469,258	$—

Total Fair Value Measurements	$5,469,258	$—	$5,469,258	$—

December 31, 2025
Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Securities
U.S. government agencies	$1,437,836	$—	$1,437,836	$—
Mortgage-backed securities (including CMOs)	1,264,820	—	1,264,820	—
Municipal securities	2,836,036	—	2,836,036	—
Total Available-for-Sale Securities	$5,538,692	$—	$5,538,692	$—

Total Fair Value Measurements	$5,538,692	$—	$5,538,692	$—

The carrying amounts of financial instruments reported in the consolidated balance sheets are as follows:

The fair value of cash and cash equivalents approximates the carrying value.

The fair value of loans is estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These estimates are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

The fair value of Federal Home Loan Bank stock and bank owned life insurance approximates carrying value as these instruments are carried at amounts that approximate their realizable value.

The fair value of accrued interest receivable and payable approximates the carrying value.

The fair value of cash surrender is based on reported values of the assets. Fair values for investment securities are based on quoted market prices, where available, or estimated using observable market inputs including benchmark yields, reported trades, broker/dealer quotes, and interest rate spreads for securities with similar characteristics.

The fair value of mortgage servicing rights is based on a valuation which incorporates assumptions including servicing costs, prepayment speeds, discount rates, and other economic factors.

The fair value of deposits is estimated using discounted cash flow analyses based on current market rates for deposits with similar remaining maturities. For deposits with no stated maturity, including demand deposits, savings accounts, and money market accounts, the carrying amount is used as a reasonable estimate of fair value due to the short-term nature of these instruments. Because the valuation utilizes significant unobservable inputs, deposits are classified as Level 3 within the fair value hierarchy.

The fair value of advances from the Federal Home Loan Bank is estimated using discounted cash flow analyses based on current market rates for similar borrowings with comparable remaining maturities.

The fair value of advances by borrowers for taxes and insurance and federal funds purchased is estimated using discounted cash flow analyses based on current market rates for similar short-term obligations. Because these balances are established pursuant to regulatory requirements and are short-term in nature, their carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

March 31, 2026
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,992,250	$7,992,250	$7,992,250	$—	$—
Available-for-sale debt securities	5,469,258	5,469,258	—	5,469,258	—
Loans	91,576,207	93,530,000	—	—	93,530,000
Accrued interest receivable	443,592	443,592	443,592	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,084,464	3,084,464	—	—	3,084,464
Mortgage servicing rights	41,295	118,437	—	—	118,437

Financial liabilities
Deposits	$83,142,278	$78,409,000	$—	$—	$78,409,000
Advances from the FHLB	10,600,000	10,626,136	—	10,626,136	—
Advances by borrowers for taxes and insurance	360,962	360,962	—	360,962	—
Federal funds purchased	—	—	—	—	—
Accrued interest payable	69,163	69,163	69,163	—	—

December 31, 2025
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,428,668	$6,428,668	$6,428,668	$—	$—
Available-for-sale debt securities	5,538,692	5,538,692	—	5,538,692	—
Loans	92,555,694	93,851,000	—	—	93,851,000
Accrued interest receivable	424,559	424,559	424,559	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,067,607	3,067,607	—	—	3,067,607
Mortgage servicing rights	49,498	141,964	—	—	141,964

Financial liabilities
Deposits	$82,154,201	$78,365,000	$—	$—	$78,365,000
Advances from the FHLB	10,600,000	10,659,337	—	10,659,337	—
Advances by borrowers for taxes and insurance	582,076	582,076	—	582,076	—
Federal funds purchased	33,000	33,000	—	33,000	—
Accrued interest payable	42,629	42,629	42,629	—	—
7.
8.

7.	INCOME TAXES:

The income tax provision (benefit) consists of the following for the three months ended March 31:

	Three Months Ended
	March 31,
	2026	2025
Current	$5,670	(187)
Change in valuation allowance	—	—
Deferred	6,775	1,537
Income tax provision	$12,445	1,350

Effective Tax Rate Reconciliation

The following table reconciles the federal statutory income tax rate to the Bank’s effective income tax rate:

Effective Tax Rate Reconciliation
	March 31, 2026		December 31, 2025
		Amount		Amount
Description	%	($)%		($)
Federal statutory rate (21%)	21.0%	20,827	21.0%	98,436
Tax-exempt municipal interest	(9.1)%	(8,987)	(4.6)%	(21,447)
Bank-owned life insurance income	(3.6)%	(3,540)	(3.1)%	(14,374)
Change in valuation allowance	—%	—	(7.6)%	(35,439)
Other, net	4.2%	4,145	0.5%	2,530
Effective income tax rate / provision	12.5%	12,445	6.2%	29,706

The Bank’s effective income tax rate differs from the federal statutory rate primarily due to tax-exempt municipal interest, income from bank owned life insurance, changes in the valuation allowance on deferred tax assets, and discrete tax items related to prior-year adjustments.

Income taxes paid, net of refunds:

	March 31, 2026	December 31, 2025
Federal	$—	$23,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The composition of the net deferred tax asset consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$308,137	$357,279
Allowance for credit losses	93,596	93,436
Net unrealized loss on available-for sale securities	30,262	27,329
Book/tax depreciation differences	22,506	18,586
Other	146,609	146,741
Total deferred tax assets	$601,110	$643,371

Deferred tax liabilities:
FHLB stock dividends	25,769	25,769
Other	15,352	53,771
Total deferred tax liabilities	$41,121	$79,540

Valuation allowance	(45,450)	(45,450)
Net deferred tax asset	$514,539	$518,381

The valuation allowance for deferred tax assets primarily relates to uncertainty regarding the utilization of net operating loss (“NOL”) carryforwards acquired in the merger with Home Building and Loan Company. The Internal Revenue Code imposes an annual limitation on the utilization of NOLs acquired in certain mergers, which restricts the amount of taxable income that may be offset in any given year. The NOLs subject to this limitation expire in years 2026 through 2034. Due to the interaction of the annual utilization limitation and the expiration periods, the remaining amount of acquired NOL carryforwards that is expected to be realizable totals approximately $1.0 million. During three months ended March 31, 2026, the Bank did not utilize these NOLs to offset taxable income.

At March 31, 2026, the Bank did not reduce its valuation allowance.

Certain bad debt deductions arising prior to 1988 are subject to special tax rules applicable to former thrift institutions. Deferred tax liabilities related to these deductions are recognized only if it becomes apparent that the related temporary differences will reverse in the foreseeable future. Management does not contemplate any actions that would cause these deductions to become taxable, and accordingly, no deferred tax liability has been recorded.

8.	EMPLOYEE BENEFITS:

The Bank maintains an Internal Revenue Code Section 401(k) defined contribution plan. Employees that have completed three consecutive months of service are eligible to participate in the plan and receive a non-discretionary employer contribution. Participants are also eligible for an employer discretionary profit-sharing contribution after one year of service. The Bank’s contributions are expensed as incurred. Total expense for the 401(k) defined contribution plan was $28,752 and $14,376 for the three months ended March 31, 2026 and 2025, respectively.

The Bank entered into a supplemental executive retirement plan for certain key executives in 2020. Upon retirement or certain other qualifying events, such as a change in control or death, each participant will be entitled to receive a predetermined amount annually over a ten-year period. The supplemental executive retirement plan represents an unfunded defined benefit obligation. Participants vest in their accrued benefits over a period of time that approximates their respective remaining years of service until normal retirement. Benefits become payable upon reaching the age of 65 as defined in the plan agreements. The Bank accrues for the respective liabilities related to each of the executives. Such liabilities, which are included in accrued interest payable and other liabilities in the balance sheets, total $468,450 and $444,692 at March 31, 2026 and December 31, 2025, respectively, and accrue at an assumed interest rate of 5.45%. The liability is measured based on actuarial assumptions, including estimated benefit payments and an assumed interest rate used to accrete the obligation over the vesting period.

9.	RETAINED EARNINGS AND REGULATORY CAPITAL:

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. As of March 31, 2026 and December 31, 2025, the Bank met all applicable regulatory capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these items are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework.

The Bank opted into the CBLR framework beginning with the Call Report filed as of March 31, 2020, and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of March 31, 2026 and December 31, 2025 was 14.56% and 14.34%, respectively. In accordance with regulatory capital rules applicable to community banking organizations, accumulated other comprehensive income is excluded from regulatory capital.

10.	COMMITMENTS AND UNCERTAINTIES:

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank had undisbursed loans in process at March 31, 2026 and December 31, 2025 of $433,699 and $771,227, respectively. Unfunded commitments under lines of credit were approximately $8,000,000 and $9,991,000 at March 31, 2026 and December 31, 2025, respectively. The decrease in unfunded commitments during 2026 was primarily attributable to the expiration and utilization of previously outstanding lines of credit. Of these commitments to lend, substantially all were prime-based loans and signature guarantee lines of credit to high quality borrowers. In the opinion of management, all loan commitments equaled or exceeded prevailing market interest rates as of March 31, 2026 and December 31, 2025. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Expected credit losses related to unfunded commitments are included in the allowance for credit losses on off-balance-sheet credit exposures. See Note 3 – Loans for additional information.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, income-producing commercial properties, and residential real estate.

At March 31, 2026 and December 31, 2025, the Bank has standby letters of credit with FHLB totaling $5,302,948, to serve as collateral for a certain municipality’s public fund deposits. Standby letters of credit represent irrevocable obligations of the Bank to guarantee payment to the beneficiary in the event a customer fails to perform in accordance with contractual terms. The Bank considers the likelihood of draws on standby letters of credit to be remote. These letters of credit expire between June 2026 and December 2026. At March 31, 2026, no amounts have been drawn on these letters of credit.

The Bank is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that would have a material adverse effect on its financial position or results of operations.

11.	SUBSEQUENT EVENTS:

Plan of Conversion

On March 5, 2026, the Bank's Board of Directors adopted a Plan of Conversion (the "Plan"). The Plan provides for the conversion of the Bank from a mutual institution to a stock institution and the establishment of a stock holding company, CSB Financial Inc. ("CSB Financial"), as the parent company of the Bank. The Plan has been approved by the Ohio Division of Financial Institutions and has received the non-objection of the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System has approved CSB Financial’s application to become the bank holding company of the Bank upon the completion of the conversion and stock offering. The Plan remains subject to approval by at least two-thirds of the total votes eligible to be cast by the Bank's voting members at a meeting of members.

CSB Financial is organized as a corporation under the laws of the State of Maryland and, upon completion of the conversion and stock offering, will own all of the outstanding common stock of the Bank. Pursuant to the Plan, the total offering value and number of shares of common stock to be issued and sold were determined based upon an independent appraisal of the estimated pro forma market value of CSB Financial and the Bank.

In connection with the conversion and stock offering, the Bank intends to establish and fund a charitable foundation and adopt an Employee Stock Ownership Plan ("ESOP"), which is expected to subscribe for up to 8% of the shares sold in the stock offering and contributed to the charitable foundation.

Costs directly related to the conversion and stock offering are being deferred and will be deducted from the proceeds of the stock offering upon completion of the transaction. If the conversion and stock offering are not completed, all deferred costs will be charged to operations. Deferred conversion costs totaled $397,125 as of March 31, 2026.

Upon completion of the conversion and stock offering, the Bank will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition included in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain qualifying deposit accounts following the completion of the conversion and stock offering.

The conversion will be accounted for as a change in corporate form, with the historical carrying amounts of the Bank's assets, liabilities and equity remaining unchanged as a result.

Subsequent to March 31, 2026, the Bank incurred additional deferred conversion costs of $417,427, bringing total deferred conversion costs to $814,552 as of June 29, 2026.

Management has evaluated subsequent events for recognition and disclosure through June 29, 2026, which is the date the financial statements were available to be issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying unaudited financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated May 14, 2026, filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected, including the effects of inflation and monetary policy;
●	changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the amount and composition of our deposits and the percentage of uninsured deposits in our portfolio;
●	fluctuations in real estate values and in the conditions of the residential real estate and commercial real estate markets;

●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we assume no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A reversion methodology is applied beyond the reasonable and supportable forecasts. Qualitative adjustments are then considered for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster. The ACL on loans represents our estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the ACL are continually refined and enhanced.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets increased $872,000, or 0.8%, to $111.1 million at March 31, 2026 from $110.2 million at December 31, 2025. The increase was primarily due to higher other assets, reflecting costs associated with the conversion and stock offering that are capitalized on the balance sheet until the conversion and stock offering is completed.

Cash and Due from Banks. Cash and due from banks increased $1.6 million, or 24.3%, to $8.0 million at March 31, 2026 from $6.4 million at December 31, 2025. The increase was primarily attributable to higher deposit balances and a reduction in loan balances during the quarter, resulting in higher on-balance sheet liquidity.

Securities Available for Sale. Securities available for sale decreased $69,000, or 1.3%, to $5.4 million at March 31, 2026 from $5.5 million at December 31, 2025 due to scheduled maturities. There were no securities purchases during the period, as excess liquidity was deployed into the loan portfolio.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock remained unchanged at $600,000 at March 31, 2026 and December 31, 2025, respectively.

Loans, net. Loans decreased $979,000, or 1.1%, to $91.6 million at March 31, 2026 from $92.6 million at December 31, 2025. The decrease was primarily due to a $2.0 million reduction in consumer and commercial loans purchased from Bankers Healthcare Group, LLC d/b/a BHG Financial as a result of payoffs, partially offset by a $1.3 million increase in commercial real estate loans and second mortgage and home equity loans. The increase in commercial real estate loans primarily relates to loans secured by commercial/industrial warehouse properties.

Bank-owned Life Insurance. Bank-owned life insurance increased $16,000, or 0.5%, primarily due to an increase in the cash surrender value of the existing policies.

Deposits. Deposits increased $988,000, or 1.2%, to $83.1 million at March 31, 2026 from $82.2 million at December 31, 2025. The increase was primarily attributable to a $1.3 million, or 2.7%, increase in certificates of deposit, partially offset by a $281,000, or 0.8%, decrease in demand deposits and savings accounts to $34.6 million at March 31, 2026 from $34.9 million at December 31, 2025. At March 31, 2026 and December 31, 2025, brokered certificates of deposit totaled $8.0 million.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $10.6 million at March 31, 2026 and December 31, 2025.

Total Capital. Capital increased $76,000, or 0.5%, to $15.9 million at March 31, 2026 from $15.8 million at December 31, 2025. The increase was primarily attributable to net income for the three months ended March 31, 2026, partially offset by an increase in accumulated other comprehensive loss of $11,000.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using monthly average balances. Non-accrual loans are included in the computation of average balances only. Average loan balances include loans held for sale.

	At March 31,	Three Months Ended March 31,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.66%	$7,314	$66	3.61%	$4,277	$46	4.30%
Investment securities available-for-sale	3.52	5,517	49	3.55	5,681	45	3.17
Loans receivable, net	6.11	92,057	1,404	6.10	77,691	1,101	5.67
Other interest-earning assets	—	—	—	—	—	—	—
Total interest-earning assets	5.78	104,888	1,519	5.79	87,649	1,192	5.44
Non-interest-earning assets	—	4,910			4,481		—
Total assets		$109,798			$92,130

Interest-bearing liabilities:
Savings accounts	0.77%	$14,862	27	0.73%	$15,160	21	0.55%
Money market accounts	1.74	9,144	38	1.66	9,002	39	1.73
NOW accounts	0.61	6,175	9	0.58	6,254	10	0.64
Non-brokered certificates of deposit	3.53	39,293	342	3.48	38,303	364	3.80
Brokered certificates of deposit	4.00	8,024	79	3.94	—	—	—
Total interest-bearing deposits	2.60	77,498	495	2.55	68,719	434	2.53
Federal Home Loan Bank advances	4.16	10,620	109	4.11	3,234	35	4.33
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	2.84	88,118	604	2.74	71,953	469	2.61
Non-interest-bearing demand deposits		4,188	—		3,672	—
Other non-interest-bearing liabilities		1,600	—		1,244	—
Total liabilities		93,906	604		76,869	469
Total equity		15,892	—		15,261	—
Total liabilities and equity		109,798	604		92,130	469
Net interest income			$915			$723
Net interest rate spread (1)	2.94%			3.05%			2.83%
Net interest-earning assets (2)		$16,770			$15,696
Net interest margin (3)	3.41%			3.49%			3.30%
Average interest-earning assets to interest-bearing liabilities	118.79%			119.03%			121.81%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Net Income. Net income was $87,000 for the three months ended March 31, 2026, compared to $57,000 for the three months ended March 31, 2025, an increase of $30,000, or 52.6%. The increase was primarily attributable to a $192,000 increase in net interest income, partially offset by a $152,000 increase in noninterest expense and a $10,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $327,000, or 27.4%, to $1.5 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025. The increase was primarily attributable to a $303,000 increase in interest and fees on loans, reflecting both an increase of $14.4 million, or 18.5%, in the average balance of loans to $92.1 million and an increase in the average yield on loans to 6.10% from 5.67%. Interest income on interest-bearing deposits increased $20,000 due to higher average balances, while investment income decreased $4,000. Average interest-earning assets increased $17.2 million, or 19.7%, to $104.9 million, while the yield on interest-earning assets increased to 5.79% from 5.44%.

Interest Expense. Interest expense increased $135,000, or 28.8%, to $604,000 for the three months ended March 31, 2026 from $469,000 for the three months ended March 31, 2025. The increase was driven by both higher average balances of interest-bearing liabilities and an increase in the overall cost of funds. Interest expense on deposits increased $61,000, or 14.1%, reflecting an $8.8 million increase in the average balance of interest-bearing deposits to $77.5 million, along with a slight increase in the average rate to 2.55% from 2.53%. Interest expense on borrowings increased $74,000, or 211.4%, driven by a $7.4 million increase in the average balance of Federal Home Loan Bank advances to $10.6 million, partially offset by a decrease in the average rate to 4.11% from 4.33%.

Net Interest Income. Net interest income increased $192,000, or 26.6%, to $915,000 for the three months ended March 31, 2026 from $723,000 for the three months ended March 31, 2025. The increase was primarily attributable to growth in average interest-earning assets, particularly loans, as well as higher asset yields. Net interest spread increased to 3.05% from 2.83%, while net interest margin increased to 3.49% from 3.30%. The improvement in margin reflects higher yields on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.

Provision for Credit Losses. No provision for credit losses was recorded for the three months ended March 31, 2026 or 2025, respectively.

Non-Interest Income. Non-interest income remained unchanged at $39,000 for the three months ended March 31, 2026 and 2025. A decrease of $1,000 in deposit fees was offset by a $1,000 increase in loan servicing fees, while income from bank-owned life insurance remained unchanged.

Non-interest Expense. Noninterest expense increased $152,000, or 21.6%, to $855,000 for the three months ended March 31, 2026 from $703,000 for the three months ended March 31, 2025. Salaries and employee benefits increased $128,000, or 31.2%, while data processing expense decreased $21,000, or 23.1%. The increase in noninterest expense was primarily attributable to higher personnel costs, including the implementation of accruals for vacation and payroll-related expenses beginning in late 2025.

Income Tax Expense. Income tax expense increased $10,000 to $12,000 for the three months ended March 31, 2026 from $2,000 for the three months ended March 31, 2025. The effective tax rate was 12.6% for the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2025 is not meaningful due to the recognition of a tax benefit in a period with low pre-tax income.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2026, we had the capacity to borrow $26.9 million from the Federal Home Loan Bank of Cincinnati, of which $10.6 million was outstanding. At March 31, 2026, we also had a cash management line of credit agreement with the Federal Home Loan Bank of Cincinnati with a credit line of $3.0 million, none of which was outstanding. In addition, at March 31, 2026, we had a $5.0 million credit facility with a correspondent bank, none of which was outstanding. Management also considered brokered deposits scheduled to mature within the next twelve months. At March 31, 2026, approximately $1.8 million of brokered deposits are scheduled to mature on October 29, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, the levels of which depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the accompanying financial statements.

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. At March 31, 2026, certificates of deposit that are scheduled to mature in less than one year from that date totaled $31.1 million. Based on our deposit retention experience and current pricing strategy, we anticipate retaining a significant portion of certificates of deposit as they mature. However, if a substantial portion is not retained, we may have to use Federal Home Loan Bank of Cincinnati borrowings and/or brokered deposits or raise interest rates on deposits to attract new accounts, which would increase interest expense.

Capital Resources. At March 31, 2026, Community Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”

Off-Balance Sheet Arrangements. At March 31, 2026, we had $8.4 million of unfunded commitments under lines of credit and $5.3 million of standby letters of credit.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are monetary in nature and are sensitive to changes in market interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the risk level appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk according to the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly and is comprised of directors, executive officers and other members of senior management. The Asset Liability Committee reports to the full board of directors at least quarterly. We use a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under applicable regulations;
●	maintaining adequate liquidity;
●	growing our volume of low-cost core deposit accounts;
●	using wholesale funding, such as Federal Home Loan Bank advances and brokered deposits, in a prudent manner so as to lengthen the maturities of our interest-bearing liabilities;
●	selling certain conforming, fixed-rate residential mortgages with longer terms upon origination, subject to market conditions and periodic review of our asset/liability management needs; and
●	continuing to diversify our loan portfolio by seeking to grow commercial-related loans and consumer loans, which typically have shorter maturities.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100, 200, 300 and 400 basis point increments, with changes in interest rates representing immediate and permanent parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At March 31, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
Change in		(Decrease)			Increase
Interest		in EVE			(Decrease)
Rates (basis	Estimated				(basis
points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)
(Dollars in thousands)
400	$20,788	$(2,131)	(9.30)%	20.06%	(22)
300	21,293	(1,626)	(7.09)%	20.12%	(16)
200	21,815	(1,104)	(4.82)%	20.18%	(10)
100	22,379	(540)	(2.36)%	20.24%	(4)
Level	22,919	—	—%	20.28%	—
(100)	23,491	572	2.50%	20.33%	5
(200)	23,943	1,024	4.47%	20.26%	(2)
(300)	24,341	1,422	6.20%	20.14%	(14)
(400)	26,557	3,638	15.87%	21.22%	94
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 4.82% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.47% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of March 31, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
(Dollars in thousands)
400	$4,626	24.99%
300	4,396	18.78%
200	4,165	12.54%
100	3,935	6.32%
Level	3,701	—
(100)	3,658	(1.16)%
(200)	3,607	(2.54)%
(300)	3,359	(9.24)%
(400)	3,202	(13.48)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at March 31, 2026, we would have experienced a 12.54% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.54 % decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s or the Association’s financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6.Exhibits

3.1	Articles of Incorporation of CSB Financial Inc. (1)

3.2	Bylaws of CSB Financial Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Retained Earnings, (v) Condensed Statements of Cash Flows, and (vi) Notes to the Condensed Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-294289), initially filed on March 13, 2026.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-294289), initially filed on March 13, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB FINANCIAL INC.

Date: June 29, 2026	/s/ John E. Essen
John E. Essen
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: June 29, 2026	/s/ Michele M. Mueller
Michele M. Mueller
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)