Form 10-Q
period 2026-06-30
CSB Financial Inc.
filed 2026-08-12
CIK 2114521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission File No. 000-56866

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 10, 2026, there were 1,402,935 shares of the registrant’s common stock outstanding.

CSB Financial Inc.

Form 10-Q

EXPLANATORY NOTE

CSB Financial Inc. (the “Company,” “we” or “us”) was incorporated on February 18, 2026, to serve as the bank holding company for Community Savings Bank (the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. The conversion was consummated on July 29, 2026. As of June 30, 2026, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements and related notes and the other financial information contained in this report relate primarily to the Bank.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the Bank’s audited financial statements and related notes as of and for each of the years ended December 31, 2025 and 2024, contained in the Company’s definitive prospectus dated May 14, 2026, filed with the Securities and Exchange Commission.

COMMUNITY SAVINGS BANK

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$307,366	$275,464
Interest-bearing deposits in other financial institutions	15,469,471	6,153,204
Federal funds sold	—	—
Cash and cash equivalents	$15,776,837	$6,428,668

Available-for-sale securities	$5,399,403	$5,538,692
Loans receivable	92,308,006	92,991,369
Allowance for credit losses	(438,595)	(435,675)
Net loans	$91,869,411	$92,555,694

Premises and equipment	$532,976	$561,605
Federal Home Loan Bank stock	599,500	599,500
Bank owned life insurance	3,101,855	3,067,607
Accrued interest receivable	480,000	424,559
Net deferred federal income taxes	491,398	518,381
Other assets	1,384,547	507,777
Total assets	$119,635,927	$110,202,483

Liabilities
Demand deposits	$22,999,697	$10,863,097
Savings and money market	24,496,314	24,041,834
Time deposits	46,907,995	47,249,270
Total deposits	$94,404,006	$82,154,201

Advances from the Federal Home Loan Bank	$7,400,000	$10,600,000
Advances by borrowers for taxes and insurance	579,030	582,076
Allowance for credit losses on off-balance sheet credit exposures	5,073	5,073
Accrued interest payable and other liabilities	1,211,075	1,067,113
Total liabilities	$103,599,184	$94,408,463

Equity
Retained earnings	$16,152,717	$15,896,832
Accumulated other comprehensive loss	(115,974)	(102,812)
Total equity	$16,036,743	$15,794,020
Total liabilities and equity	$119,635,927	$110,202,483

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$1,419,308	$1,354,250	$2,822,947	$2,454,780
Investment securities	48,520	48,719	97,102	93,990
Interest-bearing deposits and other	56,284	49,910	122,712	96,179
Total interest income	$1,524,112	$1,452,879	$3,042,761	$2,644,949

Interest expense
Deposits	$505,097	$472,623	$999,645	$906,223
Borrowings	81,457	99,475	190,492	135,139
Total interest expense	$586,554	$572,098	$1,190,137	$1,041,362

Net interest income	$937,558	$880,781	$1,852,624	$1,603,587
Provision for (recovery of) credit losses	—	12,940	—	12,940
Net interest income after provision	$937,558	$867,841	$1,852,624	$1,590,647

Noninterest income
Service fees on deposits	$7,843	$7,033	$14,550	$14,069
Loan servicing fees	8,559	7,384	16,538	14,375
Increase in cash surrender value of BOLI	17,391	16,961	34,248	33,469
Gain on sale of loans	—	5,033	—	5,033
Other income	2,896	9,756	10,290	18,078
Total noninterest income	$36,689	$46,167	$75,626	$85,024

Noninterest expense
Salaries and employee benefits	$467,897	$427,664	$1,005,561	$837,346
Directors fees	41,602	38,603	83,205	77,205
Occupancy and equipment	42,146	29,753	86,167	61,554
Data processing fees	58,736	83,967	128,984	175,197
Franchise taxes	25,351	25,901	50,702	52,901
FDIC insurance premiums	12,036	10,063	24,072	19,724
Professional services	16,507	16,056	32,723	32,112
Advertising	4,788	4,788	9,576	9,576
Other	102,408	83,671	205,308	158,034
Total noninterest expense	$771,471	$720,466	$1,626,298	$1,423,649

Income before income taxes	$202,776	$193,542	$301,952	$252,022
Provision for income taxes	33,622	31,560	46,067	32,910
Net income	$169,154	$161,982	$255,885	$219,112

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$169,154	$161,982	$255,885	$219,112
Net unrealized gains (losses) on available-for-sale securities	(2,701)	7,161	(16,662)	61,168
Tax (expense)	567	(1,504)	3,500	(12,845)
Other comprehensive (loss) income	(2,134)	5,657	(13,162)	48,323
Comprehensive income	$167,020	$167,639	$242,723	$267,435

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF EQUITY

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Three Months Ended June 30, 2026
Balance at April 1, 2026	$15,983,563	$(113,840)	$15,869,723
Net income	169,154	—	169,154
Other comprehensive loss	—	(2,134)	(2,134)
Balance at June 30, 2026	$16,152,717	$(115,974)	$16,036,743

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Six Months Ended June 30, 2026
Balance at January 1, 2026	$15,896,832	$(102,812)	$15,794,020
Net income	255,885	—	255,885
Other comprehensive loss	—	(13,162)	(13,162)
Balance at June 30, 2026	$16,152,717	$(115,974)	$16,036,743

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Three Months Ended June 30, 2025
Balance at April 1, 2025	$15,514,925	$(157,808)	$15,357,117
Net income	161,982	—	161,982
Other comprehensive income	—	5,657	5,657
Balance at June 30, 2025	$15,676,907	$(152,151)	$15,524,756

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Six Months Ended June 30, 2025
Balance at January 1, 2025	$15,457,795	$(200,474)	$15,257,321
Net income	219,112	—	219,112
Other comprehensive income	—	48,323	48,323
Balance at June 30, 2025	$15,676,907	$(152,151)	$15,524,756

See accompanying notes to financial statements

COMMUNITY SAVINGS BANK

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$255,885	$219,112
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	37,983	25,251
Amortization and accretion of investments, net	4,325	11,419
Amortization and accretion of fair value discount, net	(2,400)	(2,557)
Amortization of intangible assets	6,022	10,241
Deferred loan fees	(2,060)	39,923
Deferred income tax provision	30,483	32,910
Increase in cash surrender value on bank owned life insurance	(34,248)	(33,469)
Amortization of right-of-use asset	3,981	4,111
(Increase) decrease in:
Interest receivable	(55,441)	(111,042)
Other assets	(862,098)	(29,190)
Other liabilities	119,287	(49,242)
Net cash flows (used in) provided by operating activities	$(498,281)	$117,467
Cash flows from investing activities:
Proceeds from maturities and paydowns of available-for-sale securities	$118,302	$120,736
Net decrease (increase) in loans	690,743	(18,598,351)
Purchase of Federal Home Loan Bank stock	—	(322,900)
Purchases of premises and equipment	(9,354)	(3,071)
Net cash flows provided by (used in) investing activities	$799,691	$(18,803,586)
Cash flows from financing activities:
Net increase in customer deposits	$12,249,805	$11,576,704
Advances and deposits by borrowers	(3,046)	(345,890)
Proceeds from borrowings	—	7,900,000
Payments on borrowings	(3,200,000)	—
Net cash flows provided by (used in) financing activities	$9,046,759	$19,130,814
Net change in cash and cash equivalents	$9,348,169	$444,695
Cash and cash equivalents at beginning of year	6,428,668	5,278,477
Cash and cash equivalents at end of year	$15,776,837	$5,723,172
Supplemental cash flow information:
Interest paid	$1,138,401	$1,038,690
Lease liabilities arising from obtained right of use assets	24,675	—

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed financial statements and notes should be read in conjunction with the Bank’s audited financial statements and notes thereto for the year ended December 31, 2025, filed as part of CSB Financial Inc.'s definitive prospectus dated May 14, 2026. In the opinion of management, all adjustments necessary for a fair statement have been made and consist of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

The following is a summary of the Bank’s significant accounting and reporting policies:

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses, valuation of mortgage servicing rights, deferred tax asset realization, and fair value measurements.

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

The Bank’s loan portfolio is concentrated primarily in residential and commercial real estate loans secured by properties located in southwest Ohio. Therefore, the Bank’s exposure to credit risk is significantly affected by changes in the economy in that area. The Bank originates a portion of its commercial and consumer loan portfolio through whole loan purchases from a single third-party vendor, BHG Financial (“BHG”). Loans purchased from BHG are underwritten in accordance with the Bank’s underwriting standards and are subject to the same credit approval, monitoring, and risk management practices as loans originated directly by the Bank. At June 30, 2026, loans purchased from BHG represented approximately $19.3 million, or 21.0% of total loans outstanding. At December 31, 2025, such loans totaled approximately $21.8 million, or 23.4% of total loans outstanding. These loans include both commercial and consumer loans. Although the Bank believes that the credit quality of loans purchased from BHG is consistent with the overall credit quality of its loan portfolio, a significant concentration with a single vendor could expose the Bank to heightened credit or operational risk in the event of adverse changes in the financial condition, underwriting practices, or operational performance of the vendor. The Bank does not receive credit enhancements or guarantees from BHG and retains the full credit risk on all loans purchased from BHG.

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

As of June 30, 2026, the Bank is subject to U.S. federal income tax examinations by taxing authorities for the years 2021 through 2025. Tax years prior to 2021 are no longer subject to examination by taxing authorities. The Bank is subject to Ohio state tax examinations by taxing authorities for the years 2020 through 2024. Tax years prior to 2020 are no longer subject to examination by state taxing authorities.

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

The Bank’s investment securities are classified entirely as available-for-sale and are presented as a single line item on the balance sheet. The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$2,834,172	$2,091	$1,619	$2,834,644
Collateralized mortgage obligation bonds	43,255	—	1,252	42,003
U.S. government agencies	1,498,016	—	73,679	1,424,337
Mortgage-backed securities	1,170,763	3,208	75,552	1,098,419
	$5,546,206	$5,299	$152,102	$5,399,403

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$2,837,990	$2,253	$4,207	$2,836,036
Collateralized mortgage obligation bonds	50,980	—	1,263	49,717
U.S. government agencies	1,497,747	—	59,911	1,437,836
Mortgage-backed securities	1,282,116	6,981	73,994	1,215,103
	$5,668,833	$9,234	$139,375	$5,538,692

There were no sales of available-for-sale securities for the six months ended June 30, 2026 and 2025. The amortized cost and fair value of securities at June 30, 2026, by contractual maturity, are shown below. Contractual maturity information is presented as of June 30, 2026, the most recent balance sheet date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Available-for-sale
	Amortized	Fair
	Cost	Value
Municipal securities and U.S. government agencies
Due less than one year	$310,000	$309,953
Due one to five years	1,498,016	1,424,337
Due five to ten years	1,995,000	1,997,091
Due after ten years	529,172	527,600
Total	$4,332,188	$4,258,981

Mortgage-backed securities and collateralized mortgage obligation bonds	1,214,018	1,140,422
Total	$5,546,206	$5,399,403

The maturity of mortgage-backed securities and collateralized mortgage obligation bonds are based on the repayment of the underlying mortgages.

The following table shows the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous loss position at June 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2026
Municipal securities	$309,954	$47	$527,600	$1,572	$837,554	$1,619
Collateralized mortgage obligation bonds	—	—	42,003	1,252	42,003	1,252
U.S. government agencies	—	—	1,424,337	73,679	1,424,337	73,679
Mortgage-backed securities	—	—	730,111	75,552	730,111	75,552
Total	$309,954	$47	$2,724,051	$152,055	$3,034,005	$152,102

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
Municipal securities	$—	$—	$528,782	$4,207	$528,782	$4,207
Collateralized mortgage obligation bonds	—	—	49,717	1,263	49,717	1,263
U.S. government agencies	—	—	1,437,836	59,911	1,437,836	59,911
Mortgage-backed securities	—	—	825,648	73,994	825,648	73,994
Total	$—	$—	$2,841,983	$139,375	$2,841,983	$139,375

Total fair value of these investments at June 30, 2026 and December 31, 2025, was $3,034,005 and $2,841,983. The following table presents the number and aggregate depreciation from the Bank’s amortized cost basis of available-for-sale securities in a continuous unrealized loss position by security type at June 30, 2026 and December 31, 2025.

	Number of
	securities in	Aggregate
	a loss position	Depreciation
June 30, 2026
Municipal securities	2	(0.19)%
Collateralized mortgage obligation bonds	1	(2.89)%
U.S. government agencies	2	(4.92)%
Mortgage-backed securities	8	(9.38)%
Total Portfolio	13	(4.77)%

	Number of
	securities in	Aggregate
	a loss position	Depreciation
December 31, 2025
Municipal securities	1	(0.79)%
Collateralized mortgage obligation bonds	1	(2.48)%
U.S. government agencies	2	(4.00)%
Mortgage-backed securities	8	(8.22)%
Total Portfolio	12	(4.67)%

Unrealized losses on securities have not been recognized into income because management believes the issuers’ bonds are of high credit quality, does not intend to sell these securities, and it is more likely than not the Bank will retain, and not be required to sell, the securities in an unrealized loss position prior to the recovery of value. Accordingly, management has not recorded an allowance for credit loss on any available-for-sale securities and the allowance for credit losses on available-for-sale securities was zero at June 30, 2026 and December 31, 2025. The decline in market value is largely due to fluctuations in market interest rates and other market conditions and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The fair values are expected to recover as securities approach their maturity dates. Net unrealized holding losses on available-for-sale securities recognized in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025 are reflected in the statements of comprehensive income.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total equity.

At June 30, 2026 and December 31, 2025, the Bank did not have any investment securities pledged or restricted for public funds, borrowings, or other purposes.

3.	LOANS:

Major classifications of loans at June 30 and December 31 are as follows:

	June 30, 2026	December 31, 2025
Mortgage loans on real estate:
Single family	$41,531,364	$41,228,633
Multifamily and nonresidential	21,897,824	21,432,455
Construction and land	2,658,635	2,652,831
Second mortgage	3,833,873	2,772,340
Commercial	7,202,149	7,657,780
Consumer loans	15,406,521	17,471,750
	$92,530,366	$93,215,789
Less: Net deferred loan origination fees	(222,360)	(224,420)
Allowance for credit losses	(438,595)	(435,675)
Loans, net	$91,869,411	$92,555,694

Overdrafts on customer deposit accounts are included in consumer loans. Overdraft balances totaled approximately $70 and $200 at June 30, 2026 and December 31, 2025, respectively.

Mortgage loans sold and serviced for others, and the portion of loans participated to others, with the Bank as lead lender and servicer, are not included in the accompanying financial statements. The unpaid principal balance of loans serviced for others at June 30, 2026 and December 31, 2025 was approximately $18,696,000 and $20,078,000, respectively.

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

Construction and land - Loans secured by land are made primarily to borrowers wishing to own tracts adjacent to their residence or to utilize the land for recreational purposes. The risks associated with these loans are primarily the resale value of the land. This risk is mitigated by limiting loans on land to well qualified borrowers. Construction loans also involve risks associated with project completion, including cost overruns, delays in construction, and the possibility that the completed project may not achieve the expected value or occupancy levels.

Second mortgage - Second mortgage loans are generally for home improvements or other purposes approved by the Bank. Second mortgage loans typically involve an appraisal, title examination, verification of first mortgage balances, and adequate hazard insurance. These loans are subject to the same credit requirements as any other loans and are limited to maximum combined loan-to-value ratio. The risk inherent in second mortgages is similar to the risk of first lien mortgages on owner and non-owner occupied properties.

Lines of credit - Commercial lines of credit will normally be extended to commercial customers for short-term working capital purposes, many times on an unsecured basis. The risk associated with these lines of credit is the potential default of the guarantor as they are unsecured lines of credit. This risk is mitigated by limiting the origination of these loans to only high-quality borrowers with substantial net worth and liquidity that have several years of seasoning with the bank. Technically, the lines of credit mature annually and are required to be paid-off at maturity. However, the lines of credit may be renewed on an annual basis after performing a financial review of the borrower’s current situation which includes obtaining an updated credit report, updated tax returns and an updated personal financial statement before a decision to renew is approved. An additional risk mitigation factor for these loans is that the guarantees contain cognovit language, which may expedite judgment in the event of a default. Home equity lines of credit (HELOC) are secured by real estate and therefore do not undergo the same annual review process as commercial lines of credit.

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

The following tables present the balance in the allowance for credit losses based on portfolio segment for the three and six months ended June 30, 2026 and June 30, 2025:

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Three Months Ended June 30, 2026
Allowance for credit losses: Balance, April 1, 2026	$232,710	$102,474	$10,230	$446	$18,957	$72,169	$436,986
Provision for credit losses	5,308	(1,969)	1,946	(9)	(3,979)	(1,297)	—
Charge offs	—	—	—	—	—	—	—
Recoveries	1,609	—	—	—	—	—	1,609
Balance, June 30, 2026	$239,627	$100,505	$12,176	$437	$14,978	$70,872	$438,595

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Three Months Ended June 30, 2025
Allowance for credit losses: Balance, April 1, 2025	$226,194	$81,139	6,050	$534	$26,865	$13,877	$354,659
Provision for credit losses	(28,261)	(2,849)	391	(122)	(8,403)	52,184	12,940
Charge-offs	—	—	—	—	—	—	—
Recoveries	2,828	—	—	—	—	—	2,828
Balance, June 30, 2025	$200,761	$78,290	$6,441	$412	$18,462	$66,061	$370,427

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Six Months Ended June 30, 2026
Allowance for credit losses: Balance, January 1, 2026	$224,121	$98,523	$12,199	$506	$20,185	$80,141	$435,675
Provision for credit losses	12,586	1,982	(23)	(69)	(5,207)	(9,269)	—
Charge offs	—	—	—	—	—	—	—
Recoveries	2,920	—	—	—	—	—	2,920
Balance, June 30, 2026	$239,627	$100,505	$12,176	$437	$14,978	$70,872	$438,595

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Six Months Ended June 30, 2025
Allowance for credit losses: Balance, January 1, 2025	$226,570	$83,899	$4,017	$268	$25,665	$11,418	$351,837
Provision for credit losses	(31,459)	(5,609)	2,424	144	(7,203)	54,643	12,940
Charge-offs	—	—	—	—	—	—	—
Recoveries	5,650	—	—	—	—	—	5,650
Balance, June 30, 2025	$200,761	$78,290	$6,441	$412	$18,462	$66,061	$370,427

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At the three and six months ended June 30, 2026 and June 30, 2025, the Bank maintained a reserve for unfunded loan commitments. The following table presents the balance in the allowance for credit losses for off-balance sheet credit exposures. See Note 10 – Commitments and Uncertainties for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance for credit losses for unfunded loan commitments:
Beginning Balance	$5,073	$9,412	$5,073	$9,412
Provision (credit)	—	—	—	—
Ending Balance	$5,073	$9,412	$5,073	$9,412

The provision for credit losses is determined by the Bank as the amount that is added to ACL accounts to bring the ACL to an amount that, in management’s judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

Provision for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Loans	$—	$12,940	$—	$12,940
Unfunded loan commitments	—	—	—	—
Total	$—	$12,940	$—	$12,940

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

The Bank evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the six months ended June 30, 2026 or during the year ended December 31, 2025. The following tables represent loans, as of June 30, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Single family
Pass	$2,293,126	$5,828,052	$3,184,041	$3,606,281	$6,092,035	$20,417,883	$—	$41,421,418
Special mention	—	—	—	—	—	36,418	—	36,418
Substandard	—	—	—	—	—	73,528	—	73,528
Doubtful	—	—	—	—	—	—	—	—
Total	$2,293,126	$5,828,052	$3,184,041	$3,606,281	$6,092,035	$20,527,829	$—	$41,531,364
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential
Pass	$398,990	$5,649,532	$1,320,729	$723,788	$4,330,762	$8,678,464	$795,559	$21,897,824
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$398,990	$5,649,532	$1,320,729	$723,788	$4,330,762	$8,678,464	$795,559	$21,897,824
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$—	$1,958,171	$—	$300,782	$65,463	$334,219	$—	$2,658,635
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$1,958,171	$—	$300,782	$65,463	$334,219	$—	$2,658,635
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$—	$52,993	$—	$23,862	$—	$17,661	$3,739,357	$3,833,873
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$52,993	$—	$23,862	$—	$17,661	$3,739,357	$3,833,873
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$222,572	$383,040	$719,469	$928,039	$1,055,341	$637,687	$3,256,001	$7,202,149
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$222,572	$383,040	$719,469	$928,039	$1,055,341	$637,687	$3,256,001	$7,202,149
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$1,425,346	$12,570,873	$1,387,440	$—	$—	$22,862	$—	$15,406,521
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,425,346	$12,570,873	$1,387,440	$—	$—	$22,862	$—	$15,406,521
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Single family
Pass	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,847,338	$—	$41,155,874
Special mention	—	—	—	—	—	41,414	—	41,414
Substandard	—	—	—	—	—	31,345	—	31,345
Doubtful	—	—	—	—	—	—	—	—
Total	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,920,097	$—	$41,228,633
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential
Pass	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Bank’s loan portfolio aging analysis as of June 30, 2026 and December 31, 2025:

			90 Days
	30-59 Days	60-89 Days	or	Total
	Past Due	Past Due	Greater	Past Due	Current	Total
June 30, 2026
Mortgage loans on real estate:
Single family	$63,922	$—	$47,584	$111,506	$41,419,858	$41,531,364
Multifamily and nonresidential	—	—	—	—	21,897,824	21,897,824
Construction and land	—	—	—	—	2,658,635	2,658,635
Second mortgage	—	—	—	—	3,833,873	3,833,873
Commercial	—	—	—	—	7,202,149	7,202,149
Consumer	—	—	—	—	15,406,521	15,406,521
Total	$63,922	$—	$47,584	$111,506	$92,418,860	$92,530,366

			90 Days
	30-59 Days	60-89 Days	or	Total
	Past Due	Past Due	Greater	Past Due	Current	Total
December 31, 2025
Mortgage loans on real estate:
Single family	$85,171	$31,772	$2,213	$119,156	$41,109,477	$41,228,633
Multifamily and nonresidential	—	—	—	—	21,432,455	21,432,455
Construction and land	—	—	—	—	2,652,831	2,652,831
Second mortgage	—	—	—	—	2,772,340	2,772,340
Commercial	—	—	—	—	7,657,780	7,657,780
Consumer	—	—	—	—	17,471,750	17,471,750
Total	$85,171	$31,772	$2,213	$119,156	$93,096,633	$93,215,789

Nonaccrual loans at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Single family	$90,132	$104,146
Multifamily and nonresidential	—	—
Total	$90,132	$104,146

Nonaccrual loans at June 30, 2026 and December 31, 2025 did not have a corresponding allowance for credit loss. No interest income was recognized on nonaccrual loans during the periods presented. There were no loans at June 30, 2026 and December 31, 2025 past due 90 days or greater that were accruing interest at June 30, 2026 and December 31, 2025.

The Bank did not have any loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and the year ended December 31, 2025. There were no collateral dependent loans at June 30, 2026 and December 31, 2025.

The Bank had one loan outstanding to a related party during the periods presented. The loan was originated in the normal course of business and is subject to the same underwriting standards, collateral requirements, interest rates, and repayment terms as loans to non-related borrowers. The related-party loan is secured by collateral consistent with the Bank’s standard lending practices. Loans outstanding to directors and executive officers at June 30, 2026 and December 31, 2025 were approximately $291,000 and $295,000, respectively. Current year activity included paydowns totaling $4,000.

4.	DEPOSITS:

Deposits consist primarily of certificates of deposit, savings accounts, and transaction accounts from customers located within the Bank’s primary market area. Certificates of deposit $250,000 or greater were approximately $8,127,000 and $6,937,000 at June 30, 2026 and December 31, 2025, respectively.

Contractual maturities of all outstanding certificates of deposit at June 30, 2026 were as follows:

2026	$22,765,277
2027	13,906,187
2028	5,474,596
2029	2,459,717
2030	1,940,919
Thereafter	361,299
Total	$46,907,995

The Bank maintains deposit accounts for officers, directors, and entities with which they are affiliated. These accounts totaled approximately $1,233,000 and $1,186,000 at June 30, 2026 and December 31, 2025, respectively.

The Bank utilizes brokered deposits as an additional source of funding. Brokered deposits totaled $6,129,000 at June 30, 2026 and $8,024,000 at December 31, 2025, respectively. Brokered deposits are included in certificates of deposit and are subject to regulatory considerations, including restrictions that may apply if the Bank’s capital category changes.

5.	OTHER BORROWINGS:

At June 30, 2026, the Bank had a Blanket Security Agreement with the FHLB collateralized by the Bank’s 1-4 family mortgage loans with a carrying value of approximately $41,387,000 and $41,467,000 as of June 30, 2026 and December 31, 2025, respectively. Based on this collateral, the Bank was eligible to borrow up to a total of approximately $27,250,000 and $27,300,000 as of June 30, 2026 and December 31, 2025, respectively. Borrowings under this agreement totaled $7,400,000 and $10,600,000 at June 30, 2026 and December 31, 2025, and bear fixed interest rates ranging from 3.68% to 4.72% at June 30, 2026 and December 31, 2025. The Bank maintains an unsecured line of credit with its correspondent bank, United Bankers’ Bank, with a borrowing capacity of $5,000,000. There were no outstanding borrowings under this line at June 30, 2026 and December 31, 2025. The Bank also maintains a $3,000,000 variable-rate line of credit with the Federal Home Loan Bank (FHLB). There were no outstanding borrowings under this line at June 30, 2026 and December 31, 2025.

Contractual maturities of all outstanding borrowings at June 30, 2026 were as follows:

Year	Outstanding Amount	Weighted Average Rate
2026	$1,200,000	4.02%
2027	2,150,000	3.99%
2028	3,200,000	4.38%
2029	850,000	4.06%
Total	$7,400,000	4.17%

6.	FAIR VALUE MEASUREMENTS:

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

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2026 or the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the Bank does not have any financial instruments that are measured on a nonrecurring basis.

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

The following table presents assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

June 30, 2026
Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Securities
U.S. government agencies	$1,424,337	$—	$1,424,337	$—
Mortgage-backed securities (including CMOs)	1,140,422	—	1,140,422	—
Municipal securities	2,834,644	—	2,834,644	—
Total Available-for-Sale Securities	$5,399,403	$—	$5,399,403	$—

Total Fair Value Measurements	$5,399,403	$—	$5,399,403	$—

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

The fair value of cash surrender value of bank-owned life insurance is based on reported values of the assets. Fair values for investment securities are based on quoted market prices, where available, or estimated using observable market inputs including benchmark yields, reported trades, broker/dealer quotes, and interest rate spreads for securities with similar characteristics.

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

The following table presents the carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

June 30, 2026
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,776,837	$15,776,837	$15,776,837	$—	$—
Available-for-sale debt securities	5,399,403	5,399,403	—	5,399,403	—
Loans	91,869,411	91,317,000	—	—	91,317,000
Accrued interest receivable	480,000	480,000	480,000	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,101,855	3,101,855	—	—	3,101,855
Mortgage servicing rights	43,476	124,692	—	—	124,692

Financial liabilities
Deposits	$94,404,006	$87,865,000	$—	$—	$87,865,000
Advances from the FHLB	7,400,000	7,394,171	—	7,394,171	—
Advances by borrowers for taxes and insurance	579,030	579,030	—	579,030	—
Federal funds purchased	—	—	—	—	—
Accrued interest payable	94,365	94,365	94,365	—	—

December 31, 2025
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,428,668	$6,428,668	$6,428,668	$—	$—
Available-for-sale debt securities	5,538,692	5,538,692	—	5,538,692	—
Loans	92,555,694	93,851,000	—	—	93,851,000
Accrued interest receivable	424,559	424,559	424,559	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,067,607	3,067,607	—	—	3,067,607
Mortgage servicing rights	49,498	141,964	—	—	141,964

Financial liabilities
Deposits	$82,154,201	$78,365,000	$—	$—	$78,365,000
Advances from the FHLB	10,600,000	10,659,337	—	10,659,337	—
Advances by borrowers for taxes and insurance	582,076	582,076	—	582,076	—
Federal funds purchased	33,000	33,000	—	33,000	—
Accrued interest payable	42,629	42,629	42,629	—	—
7.
8.

7.	INCOME TAXES:

The income tax provision (benefit) consists of the following for the three and six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current	$15,584	1,583	$9,915	1,770
Change in valuation allowance	—	—	—	—
Deferred	30,483	31,327	23,707	29,790
Income tax provision	$46,067	32,910	$33,622	31,560

Income taxes paid, net of refunds:

	Six Months Ended	Three Months Ended
	June 30, 2026	June 30, 2026
Federal	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The composition of the net deferred tax asset consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$269,037	$357,279
Allowance for credit losses	93,596	93,436
Net unrealized loss on available-for sale securities	30,829	27,329
Book/tax depreciation differences	24,671	18,586
Other	151,575	146,741
Total deferred tax assets	$569,708	$643,371

Deferred tax liabilities:
FHLB stock dividends	25,769	25,769
Other	7,091	53,771
Total deferred tax liabilities	$32,860	$79,540

Valuation allowance	(45,450)	(45,450)
Net deferred tax asset	$491,398	$518,381

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

For the three and six months ended June 30, 2026, the Bank did not reduce its valuation allowance.

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

The Bank maintains an Internal Revenue Code Section 401(k) defined contribution plan. Employees that have completed three consecutive months of service are eligible to participate in the plan and receive a non-discretionary employer contribution. Participants are also eligible for an employer discretionary profit-sharing contribution after one year of service. The Bank’s contributions are expensed as incurred. Total expense for the 401(k) defined contribution plan was $28,752 and $14,376 for the three months ended June 30, 2026 and 2025, respectively and $57,504 and $28,752 for the six months ended June 30, 2026 and 2025, respectively.

The Bank entered into a supplemental executive retirement plan for certain key executives in 2020. Upon retirement or certain other qualifying events, such as a change in control or death, each participant will be entitled to receive a predetermined amount annually over a ten-year period. The supplemental executive retirement plan represents an unfunded defined benefit obligation. Participants vest in their accrued benefits over a period of time that approximates their respective remaining years of service until normal retirement. Benefits become payable upon reaching the age of 65 as defined in the plan agreements. The Bank accrues for the respective liabilities related to each of the executives. Such liabilities, which are included in accrued interest payable and other liabilities in the balance sheets, total $492,208 and $444,692 at June 30, 2026 and December 31, 2025, respectively, and accrue at an assumed interest rate of 5.45%. The liability is measured based on actuarial assumptions, including estimated benefit payments and an assumed interest rate used to accrete the obligation over the vesting period.

9.	RETAINED EARNINGS AND REGULATORY CAPITAL:

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. As of June 30, 2026 and December 31, 2025, the Bank met all applicable regulatory capital adequacy requirements.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 8%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework.

The Bank opted into the CBLR framework beginning with the Call Report filed as of March 31, 2020, and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of June 30, 2026 and December 31, 2025 was 14.76% and 14.34%, respectively. In accordance with regulatory capital rules applicable to community banking organizations, accumulated other comprehensive income is excluded from regulatory capital.

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

The Bank had undisbursed loans in process at June 30, 2026 and December 31, 2025 of $0 and $771,227, respectively. Unfunded commitments under lines of credit were approximately $7,905,000 and $9,991,000 at June 30, 2026 and December 31, 2025, respectively. The decrease in unfunded commitments during 2026 was primarily attributable to the expiration and utilization of previously outstanding lines of credit. Of these commitments to lend, substantially all were prime-based loans and signature guarantee lines of credit to high quality borrowers. In the opinion of management, all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 2026 and December 31, 2025. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Expected credit losses related to unfunded commitments are included in the allowance for credit losses on off-balance-sheet credit exposures. See Note 3 – Loans for additional information.

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

At June 30, 2026 and December 31, 2025, the Bank had standby letters of credit with FHLB totaling $5,294,500 to serve as collateral for a certain municipality’s public fund deposits. Standby letters of credit represent irrevocable obligations of the Bank to guarantee payment to the beneficiary in the event a customer fails to perform in accordance with contractual terms. The Bank considers the likelihood of draws on standby letters of credit to be remote. These letters of credit expire between July 2026 and June 2028. At June 30, 2026 and December 31, 2025, no amounts have been drawn on these letters of credit.

The Bank is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that would have a material adverse effect on its financial position or results of operations.

11. SUBSEQUENT EVENTS:

Plan of Conversion

On March 5, 2026, the Bank's Board of Directors adopted a Plan of Conversion (the "Plan"). The Plan provides for the conversion of the Bank from a mutual institution to a stock institution and the establishment of a stock holding company, CSB Financial Inc. ("CSB Financial"), as the parent company of the Bank. The Plan has been approved by the Ohio Division of Financial Institutions and has received the non-objection of the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System has approved CSB Financial’s application to become the bank holding company of the Bank upon the completion of the conversion and stock offering. The Plan was approved by the required vote of at least two-thirds of the total votes eligible to be cast by the Bank's voting members, at a special meeting of members held on July 1, 2026.

On July 29, 2026, the Bank completed its mutual-to-stock conversion and CSB Financial completed its related stock offering in accordance with the Plan of Conversion. CSB Financial sold 1,375,435 shares of its common stock at a price of $10.00 per share. In connection with the transaction, the Bank reorganized as the wholly-owned subsidiary of CSB Financial and CSB Financial became the parent bank holding company of the Bank. The common stock of CSB Financial Inc. began quotation on the OTCQB Market under the symbol “CSBA” on July 30, 2026. Deferred conversion costs were deducted from the proceeds of the stock offering upon completion of the transaction.

In connection with the conversion and stock offering, the Bank established a charitable foundation and funded it with 27,500 shares of CSB Financial common stock and $100,000 in cash. The Bank also adopted an Employee Stock Ownership Plan ("ESOP"), which purchased a number of shares equal to 8% of the shares sold in the stock offering and contributed to the charitable foundation.

Costs directly related to the conversion and stock offering are being deferred and will be deducted from the proceeds of the stock offering. Deferred conversion costs totaled approximately $889,661 as of June 30, 2026.

In connection with the completion of the conversion and stock offering, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition included in the final prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain qualifying deposit accounts in the Bank following the completion of the conversion and stock offering.

The conversion is accounted for as a change in corporate form, with the historical carrying amounts of the Bank's assets, liabilities and equity remaining unchanged as a result.

Subsequent to June 30, 2026, the Bank incurred additional deferred conversion costs of approximately $557,125, bringing total deferred conversion costs to approximately $1,446,786 as of August 12, 2026.

Other

Management has evaluated subsequent events for recognition and disclosure through August 12, 2026, which is the date the financial statements were available to be issued.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $9.4 million, or 8.6%, to $119.6 million at June 30, 2026 from $110.2 million at December 31, 2025. The increase was primarily attributable to an increase in cash and cash equivalents resulting from the subscription funds received in connection with the Company's stock offering, which were being held in escrow pending completion of the conversion and stock offering. The increase in cash was partially offset by decreases in net loans receivable and investment securities.

Cash and Due from Banks. Cash and due from banks increased $9.4 million, or 145.4%, to $15.8 million at June 30, 2026 from $6.4 million at December 31, 2025. The increase was primarily attributable to the subscription funds received in connection with the stock offering, which were being held in escrow pending completion of the conversion and stock offering.

Securities Available for Sale. Securities available for sale decreased $139,000, or 2.5%, to $5.4 million at June 30, 2026 from $5.5 million at December 31, 2025 due to scheduled maturities. No securities were purchased during the six-month period, and proceeds from maturing securities contributed to higher cash and cash equivalents.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock remained unchanged at $600,000 at June 30, 2026 and December 31, 2025, respectively.

Loans, net. Loans decreased $686,000, or 0.7%, to $91.9 million at June 30, 2026 from $92.6 million at December 31, 2025. The decrease primarily reflected the continued runoff of the purchased BHG Financial consumer loan portfolio as scheduled repayments and payoffs exceeded new loan purchases. The decline was offset by growth in the residential real estate loan portfolio as well as increases in multifamily and nonresidential real estate loans and second mortgage loans.

Bank-owned Life Insurance. Bank-owned life insurance increased $34,000, or 1.1%, primarily due to an increase in the cash surrender value of the existing policies.

Deposits. Deposits increased $12.2 million, or 14.9%, to $94.4 million at June 30, 2026 from $82.2 million at December 31, 2025. The increase was primarily attributable to the subscription funds received in connection with the stock offering that were deposited into an escrow account pending completion of the conversion and stock offering. Brokered certificates of deposit totaled $6.1 million at June 30, 2026 and $8.0 million at December 31, 2025.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.2 million, or 30.2% to $7.4 million at June 30, 2026, from $10.6 million at December 31, 2025.

Total Capital. Capital increased $243,000, or 1.5%, to $16.0 million at June 30, 2026 from $15.8 million at December 31, 2025. The increase was primarily attributable to net income for the six months ended June 30, 2026, partially offset by an increase in accumulated other comprehensive loss of $13,000.

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

	At June 30,	Three Months Ended June 30,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.11%	$6,493	$56	3.45%	$4,555	$50	4.39%
Investment securities available-for-sale	3.56	5,436	49	3.61	5,649	49	3.47
Loans receivable, net	6.14	91,996	1,419	6.17	89,942	1,354	6.02
Other interest-earning assets	—	—	—	—	—	—	—
Total interest-earning assets	5.77	103,925	1,524	5.87	100,146	1,453	5.80
Non-interest-earning assets	—	5,486			4,620		—
Total assets		$109,411			$104,766

Interest-bearing liabilities:
Savings accounts	0.78%	$14,700	28	0.76%	$15,204	26	0.68%
Money market accounts	1.83	9,510	42	1.77	9,336	41	1.76
NOW accounts	0.55	6,277	9	0.57	6,671	10	0.60
Non-brokered certificates of deposit	3.47	40,815	358	3.51	37,846	341	3.60
Brokered certificates of deposit	3.95	6,719	68	4.05	5,528	55	—
Total interest-bearing deposits	2.56	78,021	505	2.59	74,585	473	2.54
Federal Home Loan Bank advances	4.12	7,804	81	4.15	9,508	99	4.16
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	2.70	85,825	586	2.73	84,093	572	2.72
Non-interest-bearing demand deposits		5,876	—		3,946	—
Other non-interest-bearing liabilities		1,688	—		1,330	—
Total liabilities		93,389	586		89,369	572
Total equity		16,022	—		15,397	—
Total liabilities and equity		109,411	586		104,766	572
Net interest income			$938			$881
Net interest rate spread (1)	3.07%			3.14%			3.08%
Net interest-earning assets (2)		$18,100			$16,053
Net interest margin (3)	3.61%			3.61%			3.52%
Average interest-earning assets to interest-bearing liabilities	124.97%			121.09%			119.09%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income. Net income was $169,000 for the three months ended June 30, 2026, compared to $162,000 for the three months ended June 30, 2025, an increase of $7,000, or 4.3%. The increase was primarily attributable to a $57,000 increase in net interest income, offset by a $51,000 increase in noninterest expense and a $2,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $71,000, or 4.9%, to $1.5 million for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025. The increase was primarily attributable to a $65,000 increase in interest and fees on loans, reflecting both an increase of $2.1 million, or 2.3%, in the average balance of loans to $92.0 million and an increase in the average yield on loans to 6.17% from 6.02%. Interest income on interest-bearing deposits increased $6,000 due to higher average balances, while investment income remained relatively unchanged. Average interest-earning assets increased $3.8 million, or 3.8%, to $103.9 million, while the yield on interest-earning assets increased to 5.87% from 5.80%.

Interest Expense. Interest expense increased $14,000, or 2.6%, to $586,000 for the three months ended June 30, 2026 from $572,000 for the three months ended June 30, 2025. The increase was driven by both higher average balances of interest-bearing liabilities and an increase in the overall cost of funds. Interest expense on deposits increased $32,000, or 6.8%, reflecting an $3.4 million increase in the average balance of interest-bearing deposits to $78.0 million, along with a slight increase in the average rate to 2.59% from 2.54%. Interest expense on borrowings decreased $18,000, or 18.1%, driven by a $1.7 million decrease in the average balance of Federal Home Loan Bank advances to $7.8 million, and a decrease in the average rate to 4.15% from 4.16%.

Net Interest Income. Net interest income increased $57,000, or 6.5%, to $938,000 for the three months ended June 30, 2026 from $881,000 for the three months ended June 30, 2025. The increase was primarily attributable to growth in average interest-earning assets, particularly loans, as well as higher asset yields. Net interest spread increased to 3.14% from 3.08%, while net interest margin increased to 3.61% from 3.52%. The improvement in margin reflects higher yields on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.

Provision for Credit Losses. Provision for credit losses was $-0- and $13,000 for the three months ended June 30, 2026 and June 30, 2025 respectively.

Non-Interest Income. Non-interest income decreased $9,000, or 19.6% to $37,000 for the three months ended June 30, 2026 from $46,000 for the three months ended June 30, 2025. It was primarily the result of a $5,000 decrease in gain on sale of loans.

Non-interest Expense. Noninterest expense increased $51,000, or 7.1%, to $771,000 for the three months ended June 30, 2026 from $720,000 for the three months ended June 30, 2025. Salaries and employee benefits increased $40,000, or 9.3%, while data processing expense decreased $25,000, or 29.8%. The increase in noninterest expense was primarily attributable to higher personnel costs, including the implementation of accruals for vacation and payroll-related expenses beginning in late 2025.

Income Tax Expense. Income tax expense increased $2,000 to $34,000 for the three months ended June 30, 2026 from $32,000 for the three months ended June 30, 2025. The effective tax rate was 16.6% for the three months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2025 was 16.3%.

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

	At June 30,	Six Months Ended June 30,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.11%	$6,904	$123	3.56%	$4,416	$96	4.35%
Investment securities available-for-sale	3.56	5,477	97	3.54	5,665	94	3.32
Loans receivable, net	6.14	92,026	2,823	6.14	83,816	2,455	5.86
Other interest-earning assets
Total interest-earning assets	5.77	104,407	3,043	5.83	93,897	2,645	5.63
Non-interest-earning assets		5,198			4,551
Total assets		$109,605			$98,448

Interest-bearing liabilities:
Savings accounts	0.78%	$14,781	55	0.74%	$15,182	46	0.61%
Money market accounts	1.83	9,328	80	1.72	9,169	80	1.75
NOW accounts	0.55	6,226	18	0.58	6,462	20	0.62
Non-brokered certificates of deposit	3.47	40,054	699	3.49	38,075	705	3.70
Brokered certificates of deposit	3.95	7,371	147	3.99	2,764	55	3.98
Total interest-bearing deposits	2.56	77,760	999	2.57	71,652	906	2.53
Federal Home Loan Bank advances	4.12	9,212	191	4.15	6,371	135	4.24
Other interest-bearing liabilities
Total interest-bearing liabilities	2.70	86,972	1,190	2.74	78,023	1,041	2.67
Non-interest-bearing demand deposits		5,032			3,809
Other non-interest-bearing liabilities		1,644			1,287
Total liabilities		93,648	1,190		83,119	1,041
Total equity		15,957			15,329
Total liabilities and equity		109,605	1,190		98,448	1,041
Net interest income			$1,853			$1,604
Net interest rate spread (1)	3.07%			3.09%			2.96%
Net interest-earning assets (2)		$17,435			$15,874
Net interest margin (3)	3.61%			3.55%			3.42%
Average interest-earning assets to interest-bearing liabilities	124.97%			120.05%			120.35%

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

Net Income. Net income was $256,000 for the six months ended June 30, 2026, compared to $219,000 for the six months ended June 30, 2025, an increase of $37,000, or 16.9%. The increase was primarily attributable to a $249,000 increase in net interest income, offset by a $202,000 increase in noninterest expense and a $13,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $398,000, or 15.0%, to $3.0 million for the six months ended June 30, 2026 from $2.6 million for the six months ended June 30, 2025. The increase was primarily attributable to a $368,000 increase in interest and fees on loans, reflecting both an increase of $8.2 million, or 9.8%, in the average balance of loans to $92.0 million and an increase in the average yield on loans to 6.14% from 5.86%. Interest income on interest-bearing deposits increased $27,000 due to higher average balances, while investment income remained unchanged. Average interest-earning assets increased $10.5 million, or 11.2%, to $104.4 million, while the yield on interest-earning assets increased to 5.83% from 5.63%.

Interest Expense. Interest expense increased $149,000, or 14.3%, to $1.2 million for the six months ended June 30, 2026, from $1.0 million for the six months ended June 30, 2025. The increase was driven by both higher average balances of interest-bearing liabilities and an increase in the overall cost of funds. Interest expense on deposits increased $93,000, or 10.3%, reflecting a $6.1 million increase in the average balance of interest-bearing deposits to $77.8 million, along with a slight increase in the average rate to 2.57% from 2.53%. Interest expense on borrowings increased $56,000, or 41.5%, driven by a $2.8 million increase in the average balance of Federal Home Loan Bank advances to $9.2 million, and a decrease in the average rate to 4.15% from 4.24%.

Net Interest Income. Net interest income increased $249,000, or 15.5%, to $1.9 million for the six months ended June 30, 2026 from $1.6 million for the six months ended June 30, 2025. The increase was primarily attributable to growth in average interest-earning assets, particularly loans, as well as higher asset yields. Net interest spread increased to 3.09% from 2.96%, while net interest margin increased to 3.55% from 3.42%. The improvement in margin reflects higher yields on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.

Provision for Credit Losses. Provision for credit losses was $-0- and $13,000 for the six months ended June 30, 2026 and June 30, 2025 respectively.

Non-Interest Income. Non-interest income decreased $9,000, or 10.6% to $76,000 for the six months ended June 30, 2026 from $85,000 for the six months ended June 30, 2025. It was primarily the result of a $5,000 decrease in gain on sale of loans, and an $8,000 decrease in other income.

Non-interest Expense. Noninterest expense increased $202,000, or 14.2%, to $1.6 million for the six months ended June 30, 2026 from $1.4 million for the six months ended June 30, 2025. Salaries and employee benefits increased $169,000, or 20.2%, while data processing expense decreased $46,000, or 26.3%. The increase in noninterest expense was primarily attributable to higher personnel costs, including the implementation of accruals for vacation and payroll-related expenses beginning in late 2025.

Income Tax Expense. Income tax expense increased $13,000 to $46,000 for the six months ended June 30, 2026 from $33,000 for the six months ended June 30, 2025. The effective tax rate was 15.3% for the six months ended June 30, 2026. The effective tax rate for the six months ended June 30, 2025 was 13.1%.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal

Home Loan Bank of Cincinnati. At June 30, 2026, we had the capacity to borrow $27.3 million from the Federal Home Loan Bank of Cincinnati, of which $7.4 million was outstanding. At June 30, 2026, we also had a cash management line of credit agreement with the Federal Home Loan Bank of Cincinnati with a credit line of $3.0 million, none of which was outstanding. In addition, at June 30, 2026, we had a $5.0 million credit facility with a correspondent bank, none of which was outstanding. Management also considered brokered deposits scheduled to mature within the next twelve months. At June 30, 2026, approximately $1.8 million of brokered deposits are scheduled to mature on October 29, 2026, and $681,000 on April 25, 2027.

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

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. At June 30, 2026, certificates of deposit that are scheduled to mature in less than one year from that date totaled $29.7 million. Based on our deposit retention experience and current pricing strategy, we anticipate retaining a significant portion of certificates of deposit as they mature. However, if a substantial portion is not retained, we may have to use Federal Home Loan Bank of Cincinnati borrowings and/or brokered deposits or raise interest rates on deposits to attract new accounts, which would increase interest expense.

Capital Resources. At June 30, 2026, Community Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”

Off-Balance Sheet Arrangements. At June 30, 2026, we had $8.0 million of unfunded commitments under lines of credit and $5.3 million of standby letters of credit.

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

The following table sets forth, as of June 30, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At June 30, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
Change in		(Decrease)			Increase
Interest		in EVE			(Decrease)
Rates (basis	Estimated				(basis
points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)
(Dollars in thousands)
400	$22,074	$(530)	(2.34)%	19.98%	100
300	22,200	(404)	(1.79)%	19.74%	76
200	22,316	(288)	(1.27)%	19.48%	50
100	22,455	(149)	(0.66)%	19.22%	24
Level	22,604	—	—%	18.98%	—
(100)	22,769	165	0.73%	18.75%	(23)
(200)	22,749	145	0.64%	18.37%	(61)
(300)	22,643	39	0.17%	17.93%	(105)
(400)	24,938	2,334	10.33%	18.99%	1
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 1.27% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.64% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of June 30, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
(Dollars in thousands)
400	$5,648	31.75%
300	5,307	23.79%
200	4,967	15.86%
100	4,628	7.95%
Level	4,287	—
(100)	4,137	(3.50)%
(200)	3,979	(7.18)%
(300)	3,643	(15.02)%
(400)	3,453	(19.45)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at June 30, 2026, we would have experienced a 15.86% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.18 % decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Comprehensive Income, (iv) Condensed Statements of Equity, (v) Condensed Statements of Cash Flows, and (vi) Notes to the Condensed Financial Statements

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

CSB FINANCIAL INC.

Date: August 12, 2026	/s/ John E. Essen
John E. Essen
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 12, 2026	/s/ Michele M. Mueller
Michele M. Mueller
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)