Form 10-Q
period 2026-09-30
CSB Financial Inc.
filed 2026-11-13
CIK 2114521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 1,402,935 shares of the registrant’s common stock outstanding.

CSB Financial Inc.

Form 10-Q

CSB FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	Unaudited	Audited
Assets
Cash and due from banks	$350,484	$275,464
Interest-bearing deposits in other financial institutions	2,643,502	6,153,204
Federal funds sold	9,242,000	—
Cash and cash equivalents	$12,235,986	$6,428,668

Available-for-sale securities	$8,744,314	$5,538,692
Loans receivable	92,074,308	92,991,369
Allowance for credit losses	(440,621)	(435,675)
Net loans	$91,633,687	$92,555,694

Premises and equipment	$529,833	$561,605
Federal Home Loan Bank stock	599,500	599,500
Bank owned life insurance	3,119,716	3,067,607
Accrued interest receivable	466,626	424,559
Net deferred federal income taxes	558,927	518,381
Other assets	529,571	507,777
Total assets	$118,418,160	$110,202,483

Liabilities
Demand deposits	$10,673,446	$10,863,097
Savings and money market	24,752,764	24,041,834
Time deposits	46,649,239	47,249,270
Total deposits	$82,075,449	$82,154,201

Advances from the Federal Home Loan Bank	$7,400,000	$10,600,000
Advances by borrowers for taxes and insurance	376,442	582,076
Allowance for credit losses on off-balance sheet credit exposures	5,073	5,073
Accrued interest payable and other liabilities	1,399,694	1,067,113
Total liabilities	$91,256,658	$94,408,463

Stockholders' Equity
Preferred stock - $0.01 par value, 1,000,000 shares authorized	—	—
Common stock - $0.01 par value, 14,000,000 shares authorized, 1,402,935 shares issued and outstanding at September 30, 2026	14,029	—
Additional paid in capital	12,402,026	—
Unallocated shares of common stock held by Employee Stock Ownership Plan ("ESOP")	(1,094,292)	—
Retained earnings	$16,033,444	$15,896,832
Accumulated other comprehensive loss	(193,705)	(102,812)
Total stockholders' equity	$27,161,502	$15,794,020
Total liabilities and stockholders' equity	$118,418,160	$110,202,483

See accompanying notes to condensed consolidated financial statements

CSB FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$1,400,099	$1,472,154	$4,223,046	$3,926,934
Investment securities	50,240	48,192	147,341	142,182
Interest-bearing deposits and other	147,663	71,967	270,376	168,146
Total interest income	$1,598,002	$1,592,313	$4,640,763	$4,237,262

Interest expense
Deposits	$515,518	$540,213	$1,515,163	$1,446,435
Borrowings	77,821	113,099	268,313	248,238
Total interest expense	$593,339	$653,312	$1,783,476	$1,694,673

Net interest income	$1,004,663	$939,001	$2,857,287	$2,542,589
Provision for credit losses	—	37,880	—	50,820
Net interest income after provision	$1,004,663	$901,121	$2,857,287	$2,491,769

Noninterest income
Service fees on deposits	$7,175	$7,805	$21,725	$21,874
Loan servicing fees	9,267	7,062	25,805	21,437
Increase in cash surrender value of BOLI	17,861	17,424	52,109	50,893
Gain on sale of loans	—	—	—	5,033
Other income	5,635	7,811	15,925	25,889
Total noninterest income	$39,938	$40,102	$115,564	$125,126

Noninterest expense
Salaries and employee benefits	$500,969	$503,239	$1,506,530	$1,340,585
Directors fees	41,603	38,603	124,808	115,808
Occupancy and equipment	28,487	30,379	114,654	91,933
Data processing fees	56,045	81,735	185,029	256,932
Franchise taxes	36,362	25,351	87,064	78,252
FDIC insurance premiums	12,037	10,926	36,109	30,650
Professional services	74,664	33,967	107,387	66,079
Advertising	4,788	4,788	14,364	14,364
Charitable contribution	375,000	—	375,000	—
Other	70,492	88,862	275,799	246,897
Total noninterest expense	$1,200,447	$817,850	$2,826,744	$2,241,500

Income (loss) before income taxes	$(155,846)	$123,373	$146,107	$375,395
Provision (benefit) for income taxes	(36,572)	16,900	9,495	49,810
Net income (loss)	$(119,274)	$106,473	$136,612	$325,585
Earnings (loss) per share - basic and diluted	$(0.09)	n/a	$0.11	n/a

See accompanying notes to condensed consolidated financial statements

CSB FINANCIAL INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(119,274)	$106,473	$136,612	$325,585
Net unrealized gains (losses) on available-for-sale securities	(98,393)	46,004	(115,055)	107,171
Tax (expense) benefit	20,662	(9,661)	24,162	(22,505)
Other comprehensive (loss) income	(77,731)	36,343	(90,893)	84,666
Comprehensive income (loss)	$(197,005)	$142,816	$45,719	$410,251

See accompanying notes to condensed consolidated financial statements

CSB FINANCIAL INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-In	Retained	Common Stock	Comprehensive
	Stock	Capital	Earnings	of ESOP	Income (Loss)	Total
Three Months Ended September 30, 2026
Balance at July 1, 2026	$—	$—	$16,152,718	$—	$(115,974)	$16,036,744
Net loss	—	—	(119,274)	—	—	(119,274)
Proceeds from issuance of common stock, net of offering costs	13,754	12,117,571	—	—	—	12,131,325
Issuance of common shares contributed to charitable foundation	275	274,725	—	—	—	275,000
Purchase of ESOP Shares	—	—	—	(1,122,350)	—	(1,122,350)
Release of ESOP shares	—	9,730	—	28,058	—	37,788
Other comprehensive loss	—	—	—	—	(77,731)	(77,731)
Balance at September 30, 2026	$14,029	$12,402,026	$16,033,444	$(1,094,292)	$(193,705)	$27,161,502

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-In	Retained	Common Stock	Comprehensive
	Stock	Capital	Earnings	of ESOP	Income (Loss)	Total
Nine Months Ended September 30, 2026
Balance at January 1, 2026	$—	$—	$15,896,832	$—	$(102,812)	$15,794,020
Net income	—	—	136,612	—	—	136,612
Proceeds from issuance of common stock, net of offering costs	13,754	12,117,571	—	—	—	12,131,325
Issuance of common shares contributed to charitable foundation	275	274,725	—	—	—	275,000
Purchase of ESOP Shares	—	—	—	(1,122,350)	—	(1,122,350)
Release of ESOP shares	—	9,730	—	28,058	—	37,788
Other comprehensive loss	—	—	—	—	(90,893)	(90,893)
Balance at September 30, 2026	$14,029	$12,402,026	$16,033,444	$(1,094,292)	$(193,705)	$27,161,502

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-In	Retained	Common Stock	Comprehensive
	Stock	Capital	Earnings	of ESOP	Income (Loss)	Total
Three Months Ended September 30, 2025
Balance at July 1, 2025	$—	$—	$15,676,907	$—	$(152,151)	$15,524,756
Net income	—	—	106,473	—	—	106,473
Other comprehensive income	—	—	—	—	36,343	36,343
Balance at September 30, 2025	$—	$—	$15,783,380	$—	$(115,808)	$15,667,572

					Accumulated
		Additional		Unallocated	Other
	Common	Paid-In	Retained	Common Stock	Comprehensive
	Stock	Capital	Earnings	of ESOP	Income (Loss)	Total
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$—	$—	$15,457,795	$—	$(200,474)	$15,257,321
Net income	—	—	325,585	—	—	325,585
Other comprehensive income	—	—	—	—	84,666	84,666
Balance at September 30, 2025	$—	$—	$15,783,380	$—	$(115,808)	$15,667,572

See accompanying notes to condensed consolidated financial statements

CSB FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$136,612	$325,585
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	48,955	39,656
Charitable contribution of common stock	275,000	—
Amortization and (accretion) of investments, net	5,510	14,907
(Amortization) and accretion of fair value discount, net	(4,427)	(3,697)
Amortization of intangible assets	7,431	15,969
Release of ESOP shares	37,788	—
Deferred loan fees	(4,764)	34,085
Deferred income tax provision	(16,384)	49,810
Increase in cash surrender value on bank owned life insurance	(52,109)	(50,893)
Amortization of right-of-use asset	5,966	6,204
(Increase) decrease in:
Interest receivable	(42,067)	(114,197)
Other assets	(10,516)	(120,843)
Other liabilities	307,906	99,762
Net cash flows provided by operating activities	$694,901	$296,348
Cash flows from investing activities:
Proceeds from maturities and paydowns of available-for-sale securities	$1,030,924	$215,108
Net decrease (increase) in loans	931,198	(18,171,209)
Purchase of Federal Home Loan Bank stock	—	(322,900)
Purchase of available for sale securities	(4,357,111)	—
Purchases of premises and equipment	(17,183)	(11,209)
Net cash flows (used in) investing activities	$(2,412,172)	$(18,290,210)
Cash flows from financing activities:
Net increase (decrease) in customer deposits	$(78,752)	$11,541,949
Advances and deposits by borrowers	(205,634)	(137,347)
Gross proceeds from issuance of common stock	13,754,350	—
Stock offering costs	(1,623,025)	—
Purchase of ESOP shares	(1,122,350)	—
Proceeds from borrowings	—	7,050,000
Payments on borrowings	(3,200,000)	—
Net cash flows provided by (used in) financing activities	$7,524,589	$18,454,602
Net change in cash and cash equivalents	$5,807,318	$460,740
Cash and cash equivalents at beginning of year	6,428,668	5,278,477
Cash and cash equivalents at end of year	$12,235,986	$5,739,217
Supplemental cash flow information:
Interest paid	$1,701,992	$1,694,675
Lease liabilities arising from obtained right of use assets	24,675	—

See accompanying notes to condensed consolidated financial statements

CSB FINANCIAL INC.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

CSB Financial Inc. (“CSB Financial” or the “Company”), a Maryland corporation, was incorporated on February 18, 2026, to serve as the bank holding company for Community Savings Bank (the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The conversion was consummated on July 29, 2026. In connection with the Conversion, CSB Financial acquired 100% ownership of Community Savings Bank, and the Company sold 1,375,435 shares of its common stock at $10.00 per share, for gross offering proceeds of $13,754,350. The Company also contributed 27,500 shares of common stock and $100,000 in cash to a charitable foundation. The cost of the conversion and issuance of common stock was approximately $1.6 million, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan purchased 112,235 shares of the common stock sold by the Company, which was equal to 8% of the shares of common stock sold in the stock offering and contributed to the charitable foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $5.5 million of the net proceeds from the offering to the Bank, loaned $1.1 million of the net proceeds to the ESOP, and retained approximately $4.4 million of the net proceeds.

Community Savings Bank is a state-chartered stock bank and a member of the Federal Home Loan Bank. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the State of Ohio. The Bank is located in Bethel, Ohio and generates residential and commercial mortgage loans and receives deposits from customers located primarily in Clermont and Highland counties in Ohio. The Bank’s loans are generally secured by specific items of collateral, which primarily consists of real property.

Basis of Presentation

The condensed consolidated financial statements herein as of September 30, 2026, and for the interim three and nine month periods ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in the opinion of management, contain all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets, statement of operations, changes in stockholders’ equity and cash flows as of and for the periods presented. Such adjustments are the only adjustments contained in the condensed consolidated financial statements. The results of operations for the three and nine months ending September 30, 2026 are not necessarily indicative of the results of operations for the full fiscal year. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Bank's audited financial statements and related notes thereto included in the Company's prospectus dated May 14, 2026, filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2026, include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the period ended September 30, 2025, represent the Bank only, as the conversion to stock form, including the formation of CSB Financial Inc., was completed on July 29, 2026. References herein to the “Company” for periods prior to the completion of the Conversion should be deemed to refer to the “Bank.”

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s President and Chief Executive Officer serves as the CODM. The CODM reviews financial information and allocates resources on a consolidated basis. In evaluating performance, the CODM considers key financial measures including net income, revenue concentrations, and significant expense categories, along with comparisons of budget to actual and peer results. Revenue is primarily generated from loans, investments, and deposit-related service fees. Significant expenses include interest expense and salaries and employee benefits. Management has determined that the Company operates as a single operating segment and a single reportable segment, community banking, as the Company’s products, services, and customers are similar across its operations and are managed on an aggregate basis. The Company’s primary business activities consist of attracting deposits from the general public and originating residential real estate, commercial real estate, and construction loans, within its market area. The Company also purchases commercial and consumer loans from a third party. All operations are domestic.

The following is a summary of the Company’s significant accounting and reporting policies:

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary interest-bearing deposits with high credit quality financial institutions. At various times, the Company’s cash and due-from balances at financial institutions may exceed federally insured limits; however, management does not believe it is exposed to significant credit risk due to the high credit quality of the financial institutions and the Company’s policies to limit concentrations. At times, such investments may be in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company’s loan portfolio is concentrated primarily in residential and commercial real estate loans secured by properties located in southwest Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that area. The Company originates a portion of its commercial and consumer loan portfolio through whole loan purchases from a single third-party vendor, BHG Financial (“BHG”). Loans purchased from BHG are underwritten in accordance with the Company’s underwriting standards and are subject to the same credit approval, monitoring, and risk management practices as loans originated directly by the Company. At September 30, 2026, loans purchased from BHG represented approximately $20.1 million, or 21.8% of total loans outstanding. At December 31, 2025, such loans totaled approximately $21.8 million, or 23.4% of total loans outstanding. These loans include both commercial and consumer loans. Although the Company believes that the credit quality of loans purchased from BHG is consistent with the overall credit quality of its loan portfolio, a significant concentration with a single vendor could expose the Company to heightened credit or operational risk in the event of adverse changes in the financial condition, underwriting practices, or operational performance of the vendor. The Company does not receive credit enhancements or guarantees from BHG and retains the full credit risk on all loans purchased from BHG.

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

As of September 30, 2026, the Company is subject to U.S. federal income tax examinations by taxing authorities for the years 2021 through 2025. Tax years prior to 2021 are no longer subject to examination by taxing authorities. The Company is subject to Ohio state tax examinations by taxing authorities for the years 2020 through 2024. Tax years prior to 2020 are no longer subject to examination by state taxing authorities.

New Accounting Pronouncements

ASU 2023-09, Improvements to Income Tax Disclosures. This standard requires qualitative disclosure about specific categories of reconciling items and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate. The standard also requires entities to disclose certain disaggregated information regarding income (loss) before income taxes, income tax expense (benefit), and income taxes paid. Finally, the standard eliminates certain existing disclosure requirements. This new standard is effective for financial statements issued for annual periods beginning after December 15, 2025. The Company does not believe this new standard will have a significant impact on its consolidated financial statements.

2.	INVESTMENT SECURITIES:

The Company’s investment securities are classified entirely as available-for-sale and are presented as a single line item on the balance sheet. The amortized cost and approximate fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$1,972,212	$28	$12,420	$1,959,820
Collateralized mortgage obligation bonds	4,399,281	—	41,003	4,358,278
U.S. government agencies	1,498,121	—	99,013	1,399,108
Mortgage-backed securities	1,119,896	—	92,788	1,027,108
	$8,989,510	$28	$245,224	$8,744,314

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$2,837,990	$2,253	$4,207	$2,836,036
Collateralized mortgage obligation bonds	50,980	—	1,263	49,717
U.S. government agencies	1,497,747	—	59,911	1,437,836
Mortgage-backed securities	1,282,116	6,981	73,994	1,215,103
	$5,668,833	$9,234	$139,375	$5,538,692

There were no sales of available-for-sale securities for the three and nine months ended September 30, 2026 and 2025. The amortized cost and fair value of securities at September 30, 2026, by contractual maturity, are shown below. Contractual maturity information is presented as of September 30, 2026, the most recent balance sheet date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Available-for-sale
	Amortized	Fair
	Cost	Value
Municipal securities and U.S. government agencies
Due less than one year	$310,000	$309,787
Due one to five years	1,498,121	1,399,108
Due five to ten years	1,135,000	1,128,777
Due after ten years	527,212	521,256
Total	$3,470,333	$3,358,928

Mortgage-backed securities and collateralized mortgage obligation bonds	5,519,177	5,385,386
Total	$8,989,510	$8,744,314

The maturity of mortgage-backed securities and collateralized mortgage obligation bonds are based on the repayment of the underlying mortgages.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous loss position at September 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2026
Municipal securities	$938,537	$6,464	$521,257	$5,956	$1,459,794	$12,420
Collateralized mortgage obligation bonds	4,318,575	39,559	39,703	1,444	4,358,278	41,003
U.S. government agencies	—	—	1,399,108	99,013	1,399,108	99,013
Mortgage-backed securities	355,392	3,367	671,716	89,421	1,027,108	92,788
Total	$5,612,504	$49,390	$2,631,784	$195,834	$8,244,288	$245,224

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
Municipal securities	$—	$—	$528,782	$4,207	$528,782	$4,207
Collateralized mortgage obligation bonds	—	—	49,717	1,263	49,717	1,263
U.S. government agencies	—	—	1,437,836	59,911	1,437,836	59,911
Mortgage-backed securities	—	—	825,648	73,994	825,648	73,994
Total	$—	$—	$2,841,983	$139,375	$2,841,983	$139,375

Total fair value of these investments at September 30, 2026 and December 31, 2025, was $8,244,288 and $2,841,983. The following table presents the number and aggregate depreciation from the Company’s amortized cost basis of available-for-sale securities in a continuous unrealized loss position by security type at September 30, 2026 and December 31, 2025.

	Number of
	securities in	Aggregate
	a loss position	Depreciation
September 30, 2026
Municipal securities	3	(0.84)%
Collateralized mortgage obligation bonds	5	(0.93)%
U.S. government agencies	2	(6.61)%
Mortgage-backed securities	9	(8.29)%
Total Portfolio	19	(2.89)%

	Number of
	securities in	Aggregate
	a loss position	Depreciation
December 31, 2025
Municipal securities	1	(0.79)%
Collateralized mortgage obligation bonds	1	(2.48)%
U.S. government agencies	2	(4.00)%
Mortgage-backed securities	8	(8.22)%
Total Portfolio	12	(4.67)%

Unrealized losses on securities have not been recognized into income because management believes the issuers’ bonds are of high credit quality, does not intend to sell these securities, and it is more likely than not the Company will retain, and not be required to sell, the securities in an unrealized loss position prior to the recovery of value. Accordingly, management has not recorded an allowance for credit loss on any available-for-sale securities and the allowance for credit losses on available-for-sale securities was zero at September 30, 2026 and December 31, 2025. The decline in market value is largely due to fluctuations in market interest rates and other market conditions and not credit quality. The issuers continue to make timely principal and interest payments on the bonds. The fair values are expected to recover as securities approach their maturity dates. Net unrealized holding losses on available-for-sale securities recognized in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025 are reflected in the statements of comprehensive income (loss).

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of total stockholders' equity.

At September 30, 2026 and December 31, 2025, the Company did not have any investment securities pledged or restricted for public funds, borrowings, or other purposes.

3.	LOANS:

Major classifications of loans at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Mortgage loans on real estate:
Single family	$43,424,211	$41,228,633
Multifamily and nonresidential	21,871,337	21,432,455
Construction and land	690,708	2,652,831
Second mortgage	3,067,526	2,772,340
Commercial	6,793,546	7,657,780
Consumer loans	16,446,636	17,471,750
	$92,293,964	$93,215,789
Less: Net deferred loan origination fees	(219,656)	(224,420)
Less: Allowance for credit losses	(440,621)	(435,675)
Loans, net	$91,633,687	$92,555,694

Overdrafts on customer deposit accounts are included in consumer loans. Overdraft balances totaled approximately $199 and $200 at September 30, 2026 and December 31, 2025, respectively.

Mortgage loans sold and serviced for others, and the portion of loans participated to others, with the Company as lead lender and servicer, are not included in the accompanying financial statements. The unpaid principal balance of loans serviced for others at September 30, 2026 and December 31, 2025 was approximately $18,359,000 and $20,078,000, respectively.

Loans are pooled based on similar risk characteristics, including loan type, collateral, and borrower characteristics. The risk characteristics applicable to each segment of the loan portfolio are described as follows:

Single family residential - Residential real estate loans are secured by 1-4 family residences and are split basically equal between owner-occupied and non-owner occupied. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded on owner occupied properties only. Loan to value ratios greater than 80% on non-owner occupied are not originated. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions, such as unemployment levels, inflationary pressures, and housing values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-family and nonresidential - Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than 1-4 family residential mortgage loans. The primary risk associated with multi-family and nonresidential real estate lending is the property cash flow. Payments on loans secured by income properties often depend on successful operation and management of the properties. To monitor cash flows on income properties, the Company requires borrowers, co-borrowers and loan guarantors of large loan relationships to provide annual financial statements and tax returns. In reaching a decision on whether to originate a multi-family and nonresidential real estate loan, the Company considers the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property(ies). The Company generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x.

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

Second mortgage - Second mortgage loans are generally for home improvements or other purposes approved by the Company. Second mortgage loans typically involve an appraisal, title examination, verification of first mortgage balances, and adequate hazard insurance. These loans are subject to the same credit requirements as any other loans and are limited to maximum combined loan-to-value ratio. The risk inherent in second mortgages is similar to the risk of first lien mortgages on owner and non-owner occupied properties.

Lines of credit - Commercial lines of credit will normally be extended to commercial customers for short-term working capital purposes, many times on an unsecured basis. The risk associated with these lines of credit is the potential default of the guarantor as they are unsecured lines of credit. This risk is mitigated by limiting the origination of these loans to only high-quality borrowers with substantial net worth and liquidity that have several years of seasoning with the Company. Technically, the lines of credit mature annually and are required to be paid-off at maturity. However, the lines of credit may be renewed on an annual basis after performing a financial review of the borrower’s current situation which includes obtaining an updated credit report, updated tax returns and an updated personal financial statement before a decision to renew is approved. An additional risk mitigation factor for these loans is that the guarantees contain cognovit language, which may expedite judgment in the event of a default. Home equity lines of credit (HELOC) are secured by real estate and therefore do not undergo the same annual review process as commercial lines of credit.

Commercial – Includes loans originated by a third-party and purchased by the Company and the commercial unsecured lines of credit originated by the Company. Commercial loans are primarily based on the global cash flow of the guarantor(s). Secondarily, they are based on the overall financial strength of the guarantor(s). Commercial loans are secured by personal guarantees. The risk associated with these loans is primarily the default of the guarantor(s). This risk is mitigated by the Company’s conservative underwriting standards in lending to seasoned customers and/or high-income guarantors with good credit history.

Consumer - Consumer loans consist of personal loans with the majority of these loans purchased from a third-party originator. They generally have fixed rates and terms ranging from 72-120 months. Consumer loans generally have higher interest rates but pose additional risks of collectability and loss when compared to certain other types of loans. The mitigating risk factor is the Company’s underwriting standards are higher than the originating Company. Therefore, purchased loans have extremely restrictive underwriting criteria such as higher credit scores, lower debt ratios, seasoned employment, home ownership and other factors.

The following tables present the balance in the allowance for credit losses based on portfolio segment for the three and nine months ended September 30, 2026 and September 30, 2025:

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Three Months Ended September 30, 2026
Allowance for credit losses: Balance, July 1, 2026	$239,627	$100,505	$12,176	$437	$14,978	$70,872	$438,595
Provision for credit losses	14,130	(11,748)	(9,011)	(14)	1,863	4,780	—
Charge offs	—	—	—	—	—	—	—
Recoveries	2,026	—	—	—	—	—	2,026
Balance, September 30, 2026	$255,783	$88,757	$3,165	$423	$16,841	$75,652	$440,621

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Three Months Ended September 30, 2025
Allowance for credit losses: Balance, July 1, 2025	$200,761	$78,290	$6,441	$412	$18,462	$66,061	$370,427
Provision for credit losses	(12,510)	22,524	4,006	108	2,735	21,017	37,880
Charge-offs	—	—	—	—	—	—	—
Recoveries	2,286	—	—	—	—	—	2,286
Balance, September 30, 2025	$190,537	$100,814	$10,447	$520	$21,197	$87,078	$410,593

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Nine Months Ended September 30, 2026
Allowance for credit losses: Balance, January 1, 2026	$224,121	$98,523	$12,199	$506	$20,185	$80,141	$435,675
Provision for credit losses	26,716	(9,766)	(9,034)	(83)	(3,344)	(4,489)	—
Charge offs	—	—	—	—	—	—	—
Recoveries	4,946	—	—	—	—	—	4,946
Balance, September 30, 2026	$255,783	$88,757	$3,165	$423	$16,841	$75,652	$440,621

		Multifamily
	Single	and non-	Construction	Second
	Family	residential	and Land	Mortgage	Commercial	Consumer	Total
Nine Months Ended September 30, 2025
Allowance for credit losses: Balance, January 1, 2025	$226,570	$83,899	$4,017	$268	$25,665	$11,418	$351,837
Provision for credit losses	(43,969)	16,915	6,430	252	(4,468)	75,660	50,820
Charge-offs	—	—	—	—	—	—	—
Recoveries	7,936	—	—	—	—	—	7,936
Balance, September 30, 2025	$190,537	$100,814	$10,447	$520	$21,197	$87,078	$410,593

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2026 and September 30, 2025, the Company maintained a reserve for unfunded loan commitments. The following table presents the balance in the allowance for credit losses for off-balance sheet credit exposures. See Note 12 – Commitments and Uncertainties for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance for credit losses for unfunded loan commitments:
Beginning Balance	$5,073	$9,412	$5,073	$9,412
Provision (credit)	—	—	—	—
Ending Balance	$5,073	$9,412	$5,073	$9,412

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to an amount that, in management’s judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

Provision for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Loans	$—	$37,880	$—	$50,820
Unfunded loan commitments	—	—	—	—
Total	$—	$37,880	$—	$50,820

The Company uses a risk-rating system to quantify loan quality. A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The categories used are:

●	Pass – loans categorized in this category are higher quality loans that do not fit any of the other categories described below.
●	Watch – loans categorized in this category have acceptable credit risk, however, they display conditions that warrant additional monitoring and management oversight.
●	Special Mention - loans in this category do not currently expose the Company to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Loans have a potential weakness or pose an unwarranted financial risk, which, if not corrected, could weaken the asset and increase risk in the future.

●	Substandard – loans in this category are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of a loss.
●	Doubtful – loans classified in this category have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss – loans classified in this category are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted.

The Company evaluates the loan risk grading system definitions on an ongoing basis. No significant changes were made during the nine months ended September 30, 2026 or during the year ended December 31, 2025. The following tables present loans, as of September 30, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Single family
Pass	$3,266,683	$7,757,170	$3,156,491	$3,574,291	$6,041,166	$19,523,452	$—	$43,319,253
Special mention	—	—	—	—	—	35,216	—	35,216
Substandard	—	—	—	—	—	69,742	—	69,742
Doubtful	—	—	—	—	—	—	—	—
Total	$3,266,683	$7,757,170	$3,156,491	$3,574,291	$6,041,166	$19,628,410	$—	$43,424,211
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential
Pass	$822,453	$5,621,940	$1,311,415	$716,262	$4,282,342	$8,151,245	$965,680	$21,871,337
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$822,453	$5,621,940	$1,311,415	$716,262	$4,282,342	$8,151,245	$965,680	$21,871,337
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$—	$—	$—	$299,269	$62,906	$328,533	$—	$690,708
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$299,269	$62,906	$328,533	$—	$690,708
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$—	$51,586	$—	$23,248	$—	$17,116	$2,975,576	$3,067,526
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$51,586	$—	$23,248	$—	$17,116	$2,975,576	$3,067,526
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$219,263	$376,864	$703,680	$887,840	$1,000,595	$472,998	$3,132,306	$6,793,546
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$219,263	$376,864	$703,680	$887,840	$1,000,595	$472,998	$3,132,306	$6,793,546
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$3,882,793	$11,445,792	$1,095,787	$—	$—	$22,264	$—	$16,446,636
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$3,882,793	$11,445,792	$1,095,787	$—	$—	$22,264	$—	$16,446,636
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Single family
Pass	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,847,338	$—	$41,155,874
Special mention	—	—	—	—	—	41,414	—	41,414
Substandard	—	—	—	—	—	31,345	—	31,345
Doubtful	—	—	—	—	—	—	—	—
Total	$5,983,526	$2,694,260	$3,707,506	$6,191,774	$7,731,470	$14,920,097	$—	$41,228,633
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily and nonresidential
Pass	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,703,362	$1,338,858	$981,509	$4,425,969	$1,975,842	$7,006,915	$—	$21,432,455
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,228,023	$706,450	$303,735	$69,497	$—	$345,126	$—	$2,652,831
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—

Second mortgage
Pass	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,716	$—	$25,054	$—	$—	$15,899	$2,675,671	$2,772,340
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$395,075	$882,621	$1,006,291	$1,236,962	$110,556	$756,438	$3,269,837	$7,657,780
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Pass	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$15,361,842	$2,086,467	$—	$—	$—	$23,441	$—	$17,471,750
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2026 and December 31, 2025:

			90 Days
	30-59 Days	60-89 Days	or	Total
	Past Due	Past Due	Greater	Past Due	Current	Total
September 30, 2026
Mortgage loans on real estate:
Single family	$166,949	$—	$46,564	$213,513	$43,210,698	$43,424,211
Multifamily and nonresidential	—	—	—	—	21,871,337	21,871,337
Construction and land	—	—	—	—	690,708	690,708
Second mortgage	—	—	—	—	3,067,526	3,067,526
Commercial	—	—	—	—	6,793,546	6,793,546
Consumer	—	—	—	—	16,446,636	16,446,636
Total	$166,949	$—	$46,564	$213,513	$92,080,451	$92,293,964

			90 Days
	30-59 Days	60-89 Days	or	Total
	Past Due	Past Due	Greater	Past Due	Current	Total
December 31, 2025
Mortgage loans on real estate:
Single family	$85,171	$31,772	$2,213	$119,156	$41,109,477	$41,228,633
Multifamily and nonresidential	—	—	—	—	21,432,455	21,432,455
Construction and land	—	—	—	—	2,652,831	2,652,831
Second mortgage	—	—	—	—	2,772,340	2,772,340
Commercial	—	—	—	—	7,657,780	7,657,780
Consumer	—	—	—	—	17,471,750	17,471,750
Total	$85,171	$31,772	$2,213	$119,156	$93,096,633	$93,215,789

Nonaccrual loans at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Single family	$85,463	$104,146
Total	$85,463	$104,146

Nonaccrual loans at September 30, 2026 and December 31, 2025 did not have a corresponding allowance for credit loss. No interest income was recognized on nonaccrual loans during the periods presented. There were no loans at September 30, 2026 and December 31, 2025 past due 90 days or greater that were accruing interest at September 30, 2026 and December 31, 2025.

The Company did not have any loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and the year ended December 31, 2025. There were no collateral dependent loans at September 30, 2026 and December 31, 2025.

The Company had one loan outstanding to a related party during the periods presented. The loan was originated in the normal course of business and is subject to the same underwriting standards, collateral requirements, interest rates, and repayment terms as loans to non-related borrowers. The related-party loan is secured by collateral consistent with the Company’s standard lending practices. Loans outstanding to directors and executive officers at September 30, 2026 and December 31, 2025 were approximately $288,000 and $295,000, respectively. Current year activity included paydowns totaling $7,000.

4.	DEPOSITS:

Deposits consist primarily of certificates of deposit, savings accounts, and transaction accounts from customers located within the Company’s primary market area. Certificates of deposit $250,000 or greater were approximately $8,088,000 and $6,937,000 at September 30, 2026 and December 31, 2025, respectively.

Contractual maturities of all outstanding certificates of deposit at September 30, 2026 were as follows:

2026	$9,784,400
2027	21,842,857
2028	8,921,343
2029	2,968,122
2030	2,295,271
Thereafter	837,246
Total	$46,649,239

The Company maintains deposit accounts for officers, directors, and entities with which they are affiliated. These accounts totaled approximately $1,028,000 and $1,186,000 at September 30, 2026 and December 31, 2025, respectively.

The Company utilizes brokered deposits as an additional source of funding. Brokered deposits totaled $6,129,000 at September 30, 2026 and $8,024,000 at December 31, 2025, respectively. Brokered deposits are included in certificates of deposit and are subject to regulatory considerations, including restrictions that may apply if the Company’s capital category changes.

5.	OTHER BORROWINGS:

At September 30, 2026, the Company had a Blanket Security Agreement with the FHLB collateralized by the Company’s 1-4 family mortgage loans with a carrying value of approximately $41,232,000 and $41,467,000 as of September 30, 2026 and December 31, 2025, respectively. Based on this collateral, the Company was eligible to borrow up to a total of approximately $27,500,000 and $27,300,000 as of September 30, 2026 and December 31, 2025, respectively. Borrowings under this agreement totaled $7,400,000 and $10,600,000 at September 30, 2026 and December 31, 2025, and bear fixed interest rates ranging from 3.68% to 4.72% at September 30, 2026 and December 31, 2025. The Company maintains an unsecured line of credit with its correspondent bank, United Bankers’ Bank, with a borrowing capacity of $5,000,000. There were no outstanding borrowings under this line at September 30, 2026 and December 31, 2025. The Company also maintains a $3,000,000 variable-rate line of credit with the Federal Home Loan Bank (FHLB). There were no outstanding borrowings under this line at September 30, 2026 and December 31, 2025.

Contractual maturities of all outstanding borrowings at September 30, 2026 were as follows:

Year	Outstanding Amount	Weighted Average Rate
2026	$1,200,000	4.02%
2027	2,150,000	3.99%
2028	3,200,000	4.38%
2029	850,000	4.06%
Total	$7,400,000	4.17%

6.	FAIR VALUE MEASUREMENTS:

The Company uses fair value measurement accounting guidance to record the carrying value of, and adjustments to, certain assets and liabilities and to determine fair value disclosures. The guidance establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three broad input levels defined in this guidance:

●	Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date;
●	Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly; and
●	Level 3 - inputs that are unobservable for the asset or liability.

Level 2 inputs may include quoted prices for similar assets in active markets, quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data. The Company’s investment securities are generally classified within Level 2 of the fair value hierarchy.

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2026 or the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company did not have any financial instruments that are measured on a nonrecurring basis.

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

The following table presents assets measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

September 30, 2026
Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Securities
U.S. government agencies	$1,399,108	$—	$1,399,108	$—
Mortgage-backed securities (including CMOs)	5,385,386	—	5,385,386	—
Municipal securities	1,959,820	—	1,959,820	—
Total Available-for-Sale Securities	$8,744,314	$—	$8,744,314	$—

Total Fair Value Measurements	$8,744,314	$—	$8,744,314	$—

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

The carrying amounts of financial instruments reported in the condensed consolidated balance sheets are as follows:

The fair value of cash and cash equivalents approximates the carrying value.

The fair value of loans is estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. These estimates are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

The fair value of Federal Home Loan Bank stock and bank-owned life insurance approximates carrying value as these instruments are carried at amounts that approximate their realizable value.

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2026 and December 31, 2025 and the level within the fair value hierarchy in which the fair value measurements fall.

September 30, 2026
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,235,986	$12,235,986	$12,235,986	$—	$—
Available-for-sale debt securities	8,744,314	8,744,314	—	8,744,314	—
Loans	91,633,687	92,049,000	—	—	92,049,000
Accrued interest receivable	466,626	466,626	466,626	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,119,716	3,119,716	—	—	3,119,716
Mortgage servicing rights	42,067	120,652	—	—	120,652

Financial liabilities
Deposits	$82,075,449	$80,265,000	$—	$—	$80,265,000
Advances from the FHLB	7,400,000	7,280,918	—	7,280,918	—
Advances by borrowers for taxes and insurance	376,442	376,442	—	376,442	—
Federal funds purchased	—	—	—	—	—
Accrued interest payable	124,113	124,113	124,113	—	—

December 31, 2025
	Carrying	Estimated
Category	Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,428,668	$6,428,668	$6,428,668	$—	$—
Available-for-sale debt securities	5,538,692	5,538,692	—	5,538,692	—
Loans	92,555,694	93,851,000	—	—	93,851,000
Accrued interest receivable	424,559	424,559	424,559	—	—
Federal Home Loan Bank stock	599,500	599,500	—	—	599,500
Cash surrender value of bank owned life insurance	3,067,607	3,067,607	—	—	3,067,607
Mortgage servicing rights	49,498	141,964	—	—	141,964

Financial liabilities
Deposits	$82,154,201	$78,365,000	$—	$—	$78,365,000
Advances from the FHLB	10,600,000	10,659,337	—	10,659,337	—
Advances by borrowers for taxes and insurance	582,076	582,076	—	582,076	—
Federal funds purchased	33,000	33,000	—	33,000	—
Accrued interest payable	42,629	42,629	42,629	—	—
7.
8.

7.	INCOME TAXES:

The income tax provision (benefit) consists of the following for the three and nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current	$25,879	14,518	$10,297	12,935
Change in valuation allowance	—	—	—	—
Deferred	(16,384)	35,292	(46,869)	3,965
Income tax provision (benefit)	$9,495	49,810	$(36,572)	16,900

Income taxes paid, net of refunds:

	Nine Months Ended	Three Months Ended
	September 30, 2026	September 30, 2026
Federal	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The composition of the net deferred tax asset consists of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$239,894	$357,279
Allowance for credit losses	93,596	93,436
Net unrealized loss on available-for sale securities	51,491	27,329
Book/tax depreciation differences	23,809	18,586
Other	234,546	146,741
Total deferred tax assets	$643,336	$643,371

Deferred tax liabilities:
FHLB stock dividends	25,769	25,769
Other	13,190	53,771
Total deferred tax liabilities	$38,959	$79,540

Valuation allowance	(45,450)	(45,450)
Net deferred tax asset	$558,927	$518,381

The valuation allowance for deferred tax assets primarily relates to uncertainty regarding the utilization of net operating loss (“NOL”) carryforwards acquired in the 2014 merger with The Home Building and Loan Company of Greenfield Ohio. The Internal Revenue Code imposes an annual limitation on the utilization of NOLs acquired in certain mergers, which restricts the amount of taxable income that may be offset in any given year. The NOLs subject to this limitation expire in years 2026 through 2034. Due to the interaction of the annual utilization limitation and the expiration periods, the remaining amount of acquired NOL carryforwards that is expected to be realizable totals approximately $1.0 million.

For the three and nine months ended September 30, 2026, the Company did not reduce its valuation allowance.

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

The Company maintains an Internal Revenue Code Section 401(k) defined contribution plan. Employees that have completed three consecutive months of service are eligible to participate in the plan and receive a non-discretionary employer contribution. Participants are also eligible for an employer discretionary profit-sharing contribution after one year of service. The Company’s contributions are expensed as incurred. Total expense for the 401(k) defined contribution plan was $28,752 and $43,141 for the three months ended September 30, 2026 and 2025, respectively and $86,256 and $71,883 for the nine months ended September 30, 2026 and 2025, respectively.

The Company entered into a supplemental executive retirement plan for certain key executives in 2020. Upon retirement or certain other qualifying events, such as a change in control or death, each participant will be entitled to receive a predetermined amount annually over a ten-year period. The supplemental executive retirement plan represents an unfunded defined benefit obligation. Participants vest in their accrued benefits over a period of time that approximates their respective remaining years of service until normal retirement. Benefits become payable upon reaching the age of 65 as defined in the plan agreements. The Company accrues for the respective liabilities related to each of the executives. Such liabilities, which are included in accrued interest payable and other liabilities in the balance sheets, total $515,965 and $444,692 at September 30, 2026 and December 31, 2025, respectively, and accrue at an assumed interest rate of 5.45%. The liability is measured based on actuarial assumptions, including estimated benefit payments and an assumed interest rate used to accrete the obligation over the vesting period.

9. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the Bank's conversion from mutual to stock ownership on July 29, 2026, the Company established an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of eligible employees. The ESOP was established to acquire shares of the Company's common stock and is funded through a loan from the Company. The Company expects to make contributions to the ESOP to repay the loan over a period of 20 years.

In connection with the conversion, the ESOP borrowed $1,122,350 from the Company to purchase 112,235 shares of the Company's common stock at $10.00 per share. The ESOP loan is recorded as a reduction of stockholders' equity, and shares purchased by the ESOP are presented as unallocated ESOP shares until committed to be released for allocation to participants.

As the ESOP loan is repaid, shares are released from collateral and allocated to eligible participants based on the proportion of loan repayments made during the year. Shares allocated to eligible participants will become 100% vested upon completion of three years of service with the Company, including years of service prior to the formation of the ESOP.

Compensation expense is recognized over the service period based on the average fair value of shares committed to be released for allocation to participants. ESOP compensation expense totaled $37,788 for the three and nine months ended September 30, 2026. No ESOP compensation or interest expense was recognized during the three or nine months ended September 30, 2025.

At September 30, 2026, there were no shares allocated to participants. There were 2,806 shares committed to be released to participants and 109,429 unallocated shares.

10.	RETAINED EARNINGS AND REGULATORY CAPITAL:

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. As of September 30, 2026 and December 31, 2025, the Company met all applicable regulatory capital adequacy requirements.

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

The Company opted into the CBLR framework beginning with the Call Report filed as of March 31, 2020, and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Company’s CBLR as of September 30, 2026 and December 31, 2025 was 18.59% and 14.34%, respectively. In accordance with regulatory capital rules applicable to community banking organizations, accumulated other comprehensive income (loss) is excluded from regulatory capital.

11.	EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are presented as a reduction of stockholders' equity and are excluded from weighted-average common shares outstanding for basic and diluted earnings (loss) per share calculations until committed to be released.

The Company had no dilutive or potentially dilutive securities during the three and nine month periods ended September 30, 2026.

Presented below are the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2026. Earnings per share is not applicable for the three- and nine-month periods ended September 30, 2025, as the Company was not formed until 2026 in connection with the Bank's mutual-to-stock conversion.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net income (loss)	$(119,274)	$136,612
Weighted-average shares issued	1,402,935	1,402,935
Less: weighted-average unallocated ESOP shares	(110,810)	(110,810)
Weighted-average shares outstanding (basic)	1,292,125	1,292,125
Earnings (loss) per share - basic and diluted	(0.09)	0.11

12.	COMMITMENTS AND UNCERTAINTIES:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Company had undisbursed loans in process at September 30, 2026 and December 31, 2025 of $0 and $771,227, respectively. Unfunded commitments under lines of credit were approximately $7,660,000 and $9,991,000 at September 30, 2026 and December 31, 2025, respectively. The decrease in unfunded commitments during 2026 was primarily attributable to the expiration and utilization of previously outstanding lines of credit. Of these commitments to lend, substantially all were prime-based loans and signature guarantee lines of credit to high quality borrowers. In the opinion of management, all loan commitments equaled or exceeded prevailing market interest rates as of September 30, 2026 and December 31, 2025. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Expected credit losses related to unfunded commitments are included in the allowance for credit losses on off-balance-sheet credit exposures. See Note 3 – Loans for additional information.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, income-producing commercial properties, and residential real estate.

At September 30, 2026 and December 31, 2025, the Company had standby letters of credit with FHLB totaling $5,294,500 to serve as collateral for a certain municipality’s public fund deposits. Standby letters of credit represent irrevocable obligations of the Company to guarantee payment to the beneficiary in the event a customer fails to perform in accordance with contractual terms. The Company considers the likelihood of draws on standby letters of credit to be remote. These letters of credit expire between October 2026 and June 2028. At September 30, 2026 and December 31, 2025, no amounts have been drawn on these letters of credit.

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that would have a material adverse effect on its consolidated financial position or results of operations.

13.	SUBSEQUENT EVENTS:

Management has evaluated subsequent events for recognition and disclosure through November 13, 2026, which is the date the financial statements were available to be issued.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets increased $8.2 million, or 7.5%, to $118.4 million at September 30, 2026 from $110.2 million at December 31, 2025. The increase was primarily attributable to an increase in cash and cash equivalents resulting from the proceeds received in connection with the Company's stock conversion and stock offering. Additionally, investment securities increased $3.2 million, or 57.9%, while net loans receivable decreased $1.0 million, or 1.0%.

Cash and Due from Banks. Cash and due from banks increased $5.8 million, or 90.3%, to $12.2 million at September 30, 2026 from $6.4 million at December 31, 2025. The increase was primarily attributable to an increase in cash and cash equivalents resulting from the proceeds received in connection with the Company's stock conversion and stock offering.

Securities Available for Sale. Securities available for sale increased $3.2 million, or 57.9%, to $8.7 million at September 30, 2026 from $5.5 million at December 31, 2025. During the period, two municipal bonds were called. The Company purchased collateralized mortgage obligations during the period using a portion of the proceeds received from the stock conversion and stock offering.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock remained unchanged at $600,000 at September 30, 2026 and December 31, 2025, respectively.

Loans, net. Loans decreased $1.0 million, or 1.0%, to $91.6 million at September 30, 2026 from $92.6 million at December 31, 2025. The decrease primarily reflected continued paydowns of the purchased BHG Financial consumer loan portfolio as scheduled repayments and payoffs exceeded new loan purchases, as well as a decrease in commercial loans. These decreases were partially offset by growth in the single-family residential loan portfolio, multifamily and nonresidential real estate loans, and second mortgage loans. Construction and land loans decreased primarily due to the conversion of construction loans to permanent residential financing, contributing to the increase in single-family residential loans.

Bank-owned Life Insurance. Bank-owned life insurance increased $52,000, or 1.7%, primarily due to an increase in the cash surrender value of the existing policies.

Deposits. Deposits decreased $79,000, or 0.1%, to $82.1 million at September 30, 2026 from $82.2 million at December 31, 2025. The decrease was primarily attributable to depositors utilizing funds held in deposit accounts at the Company to purchase shares of the Company's common stock in connection with the stock conversion and stock offering. Brokered certificates of deposit totaled $6.1 million at September 30, 2026 and $8.0 million at December 31, 2025.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.2 million, or 30.2% to $7.4 million at September 30, 2026, from $10.6 million at December 31, 2025.

Total Stockholders' Equity. Stockholders' equity increased $11.4 million, or 72.0%, to $27.2 million at September 30, 2026 from $15.8 million at December 31, 2025. The increase was primarily attributable to the proceeds received from the Company's stock conversion and stock offering.

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

	At September 30,	Three Months Ended September 30,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.60%	$16,147	$148	3.66%	$6,288	$72	4.58%
Investment securities available-for-sale	3.59	5,615	50	3.58	5,585	48	3.45
Loans receivable, net	6.13	91,106	1,400	6.15	95,170	1,472	6.19
Other interest-earning assets	—	—	—	—	—	—	—
Total interest-earning assets	5.64	112,868	1,598	5.66	107,043	1,592	5.95
Non-interest-earning assets	—	5,610			4,595		—
Total assets		$118,478			$111,638

Interest-bearing liabilities:
Savings accounts	0.84%	$14,473	31	0.85%	$14,859	26	0.70%
Money market accounts	1.93	9,986	49	1.96	9,123	41	1.81
NOW accounts	0.58	6,011	10	0.72	6,624	11	0.64
Non-brokered certificates of deposit	3.47	40,835	363	3.56	41,150	381	3.71
Brokered certificates of deposit	3.95	6,129	62	4.04	8,024	81	4.04
Total interest-bearing deposits	2.58	77,434	515	2.66	79,780	540	2.71
Federal Home Loan Bank advances	4.12	7,400	78	4.21	10,755	113	4.21
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	2.72	84,834	593	2.80	90,535	653	2.89
Non-interest-bearing demand deposits		8,481	—		4,217	—
Other non-interest-bearing liabilities		1,648	—		1,333	—
Total liabilities		94,963	593		96,085	653
Total stockholders' equity		23,515	—		15,553	—
Total liabilities and stockholders' equity		118,478	593		111,638	653
Net interest income			$1,005			$939
Net interest rate spread (1)	2.93%			2.86%			3.06%
Net interest-earning assets (2)		$28,034			$16,508
Net interest margin (3)	3.60%			3.56%			3.51%
Average interest-earning assets to interest-bearing liabilities	133.20%			133.05%			118.23%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Net Income. Net loss was $119,000 for the three months ended September 30, 2026, compared to net income of $106,000 for the three months ended September 30, 2025, a decrease of $225,000, or 212.3%. The net loss in the current period was primarily due to a one-time charitable contribution expense of $375,000 associated with funding the charitable foundation established in connection with the Company’s stock conversion and stock offering. Excluding this one-time expense item, the Company would have reported net income of $177,250 in the current period.

Interest and Dividend Income. Interest and dividend income increased $6,000, or 0.4%, to $1.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest and fees on loans decreased $72,000, reflecting a $4.1 million, or 4.3%, decline in the average loan balance to $91.1 million. This decrease was largely offset by a $76,000 increase in interest income on interest-bearing deposits, attributable to higher average balances. Average interest-earning assets increased $5.9 million, or 5.4%, to $112.9 million, while the average yield on interest-earning assets decreased to 5.66% from 5.95% in the prior-year period.

Interest Expense. Interest expense decreased $60,000, or 9.2%, to $593,000 for the three months ended September 30, 2026 from $653,000 for the three months ended September 30, 2025. The decrease was driven by both lower average balances of interest-bearing liabilities and a decrease in the overall cost of funds. Interest expense on deposits decreased $25,000, or 4.6%, reflecting a $2.3 million decrease in the average balance of interest-bearing deposits to $77.4 million, along with a decrease in the average rate to 2.66% from 2.71%. Interest expense on borrowings decreased $35,000, or 31.2%, driven by a $3.3 million decrease in the average balance of Federal Home Loan Bank advances to $7.4 million, and a static average rate of 4.21% .

Net Interest Income. Net interest income increased $66,000, or 7.0%, to $1,005,000 for the three months ended September 30, 2026 from $939,000 for the three months ended September 30, 2025. The increase was primarily attributable to growth in average interest-earning assets, particularly interest bearing deposits. Net interest spread decreased to 2.86% from 3.06%, while net interest margin increased to 3.56% from 3.51%. The improvement in margin reflects higher yields on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.

Provision for Credit Losses. Provision for credit losses was $-0- and $38,000 for the three months ended September 30, 2026 and September 30, 2025 respectively.

Non-Interest Income. Non-interest income was consistent at $40,000 for the three months ended September 30, 2026 and $40,000 for the three months ended September 30, 2025.

Non-interest Expense. Noninterest expense increased $383,000, or 46.8%, to $1,201,000 for the three months ended September 30, 2026 from $818,000 for the three months ended September 30, 2025. The increase was primarily attributable to the expenses incurred by the Company's holding company in connection with the establishment of the charitable foundation and a $375,000 contribution to the charitable foundation.

Income Tax Expense. Income tax expense decreased $54,000 to a credit of $37,000 for the three months ended September 30, 2026 from a $17,000 expense for the three months ended September 30, 2025. The effective tax rate was (23.5)% for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2025 was 13.7%.

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

	At September 30,	Nine Months Ended September 30,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.60%	$9,985	$271	3.61%	$5,040	$168	4.45%
Investment securities available-for-sale	3.59	5,523	147	3.56	5,638	142	3.36
Loans receivable, net	6.13	91,720	4,223	6.14	87,601	3,927	5.98
Other interest-earning assets	—
Total interest-earning assets	5.64	107,228	4,641	5.77	98,279	4,237	5.75
Non-interest-earning assets	—	5,335			4,566
Total assets		$112,563			$102,845

Interest-bearing liabilities:
Savings accounts	0.84%	$14,679	86	0.78%	$15,074	72	0.64%
Money market accounts	1.93	9,547	129	1.80	9,154	121	1.76
NOW accounts	0.58	6,154	29	0.63	6,516	31	0.62
Non-brokered certificates of deposit	3.47	40,314	1,063	3.51	39,100	1,087	3.71
Brokered certificates of deposit	3.95	6,957	209	4.01	4,517	136	4.02
Total interest-bearing deposits	2.58	77,651	1,516	2.60	74,361	1,447	2.59
Federal Home Loan Bank advances	4.12	8,608	268	4.16	7,833	248	4.22
Other interest-bearing liabilities	—
Total interest-bearing liabilities	2.72	86,259	1,784	2.76	82,194	1,695	2.75
Non-interest-bearing demand deposits		6,182			3,945
Other non-interest-bearing liabilities		1,645			1,302
Total liabilities		94,086	1,784		87,441	1,695
Total stockholders' equity		18,477			15,404
Total liabilities and stockholders' equity		112,563	1,784		102,845	1,695
Net interest income			$2,857			$2,542
Net interest rate spread (1)	2.92%			3.01%			3.00%
Net interest-earning assets (2)		$20,969			$16,085
Net interest margin (3)	3.60%			3.55%			3.45%
Average interest-earning assets to interest-bearing liabilities	133.20%			124.31%			119.57%

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

Net Income. Net income was $137,000 for the nine months ended September 30, 2026, compared to $326,000 for the nine months ended September 30, 2025, a decrease of $189,000, or 58.0%. The decrease was primarily attributable to a $316,000 increase in net interest income and a $40,000 decrease in income tax expense, offset by a $586,000 increase in noninterest expense. Contributing to the increase in noninterest expense was the one-time charitable contribution expense of $375,000 associated with funding the charitable foundation established in connection with the Company’s stock conversion and stock offering. Excluding this one-time expense item, the Company would have reported net income of $433,250 in the current period.

Interest and Dividend Income. Interest and dividend income increased $404,000, or 9.5%, to $4.6 million for the nine months ended September 30, 2026 from $4.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $296,000 increase in interest and fees on loans, reflecting both an increase of $4.1 million, or 4.7%, in the average balance of loans to $91.7 million and an increase in the average yield on loans to 6.14% from 5.98%. Interest income on interest-bearing deposits increased $103,000 due to higher average balances, while investment income remained unchanged. Average interest-earning assets increased $8.9 million, or 9.1%, to $107.2 million, while the yield on interest-earning assets increased to 5.77% from 5.75%.

Interest Expense. Interest expense increased $88,000, or 5.2%, to $1.8 million for the nine months ended September 30, 2026, from $1.7 million for the nine months ended September 30, 2025. The increase was driven by both higher average balances of interest-bearing liabilities and an increase in the overall cost of funds. Interest expense on deposits increased $69,000, or 4.8%, reflecting a $3.3 million increase in the average balance of interest-bearing deposits to $77.7 million, along with an increase in the average rate to 2.60% from 2.59%. Interest expense on borrowings increased $20,000, or 8.1%, driven by a $775,000 increase in the average balance of Federal Home Loan Bank advances to $8.6 million, and a decrease in the average rate to 4.16% from 4.22%.

Net Interest Income. Net interest income increased $316,000, or 12.4%, to $2.9 million for the nine months ended September 30, 2026 from $2.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to growth in average interest-earning assets, particularly interest bearing deposits, as well as higher asset yields. Net interest spread increased to 3.01% from 3.00%, while net interest margin increased to 3.55% from 3.45%. The improvement in margin reflects higher yields on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities.

Provision for Credit Losses. Provision for credit losses was $-0- and $51,000 for the nine months ended September 30, 2026 and September 30, 2025 respectively.

Non-Interest Income. Non-interest income decreased $10,000, or 8.0% to $115,000 for the nine months ended September 30, 2026 from $125,000 for the nine months ended September 30, 2025.

Non-interest Expense. Noninterest expense increased $586,000, or 26.1%, to $2.8 million for the nine months ended September 30, 2026 from $2.2 million for the nine months ended September 30, 2025. Salaries and employee benefits increased $166,000, or 12.4%. The increase was primarily attributable to expenses incurred by the Company's holding company in connection with the establishment of the charitable foundation, including a $375,000 contribution to the charitable foundation.

Income Tax Expense. Income tax expense decreased $40,000 to $9,000 for the nine months ended September 30, 2026 from $49,000 for the nine months ended September 30, 2025. The effective tax rate was 6.50% for the nine months ended September 30, 2026. The effective tax rate for the nine months ended September 30, 2025 was 13.3%.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2026, we had the capacity to borrow $27.5 million from the Federal Home Loan Bank of Cincinnati, of which $7.4 million was outstanding. At September 30, 2026, we also had a cash management line of credit agreement with the Federal Home Loan Bank of Cincinnati with a credit line of $3.0 million, none of which was outstanding. In addition, at September 30, 2026, we had a $5.0 million credit facility with a correspondent bank, none of which was outstanding. Management also considered brokered deposits scheduled to mature within the next twelve months. At September 30, 2026, approximately $1.8 million of brokered deposits are scheduled to mature on October 29, 2026, and $681,000 on April 25, 2027.

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

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. At September 30, 2026, certificates of deposit that are scheduled to mature in less than one year from that date totaled $26.6 million. Based on our deposit retention experience and current pricing strategy, we anticipate retaining a significant portion of certificates of deposit as they mature. However, if a substantial portion is not retained, we may have to use Federal Home Loan Bank of Cincinnati borrowings and/or brokered deposits or raise interest rates on deposits to attract new accounts, which would increase interest expense. CSB Financial Inc. is a separate legal entity from Community Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. CSB Financial Inc.’s primary source of income is dividends received from Community Savings Bank. The amount of dividends that Community Savings Bank may declare and pay to CSB Financial Inc. is governed by applicable bank regulations. At September 30, 2026, CSB Financial Inc. (on an unconsolidated basis) had liquid assets of $4.3 million.

Capital Resources. At September 30, 2026, Community Savings Bank exceeded all regulatory capital levels required to be considered “well capitalized.”

Off-Balance Sheet Arrangements. At September 30, 2026, we had $7.7 million of unfunded commitments under lines of credit and $5.3 million of standby letters of credit.

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

The following table sets forth, as of September 30, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At September 30, 2026
				EVE as a Percentage of
				Present
				Value of Assets (3)
		Estimated Increase
Change in		(Decrease)			Increase
Interest		in EVE			(Decrease)
Rates (basis	Estimated				(basis
points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	points)
(Dollars in thousands)
400	$24,943	$(3,682)	(12.86)%	23.16%	(93)
300	26,547	(2,078)	(7.26)%	23.91%	(18)
200	27,175	(1,450)	(5.07)%	23.95%	(14)
100	27,869	(756)	(2.64)%	24.00%	(9)
Level	28,625	—	—%	24.09%	—
(100)	29,454	829	2.90%	24.23%	14
(200)	30,202	1,577	5.51%	24.29%	20
(300)	30,893	2,268	7.92%	24.29%	20
(400)	34,313	5,688	19.87%	25.81%	172
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 5.07% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.51% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of September 30, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
(Dollars in thousands)
400	$5,368	18.97%
300	5,233	15.98%
200	4,993	10.66%
100	4,754	5.36%
Level	4,512	—
(100)	4,308	(4.52)%
(200)	4,094	(9.26)%
(300)	3,873	(14.16)%
(400)	3,645	(19.22)%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at September 30, 2026, we would have experienced a 10.66% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.26 % decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

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

CSB FINANCIAL INC.

Date: November 13, 2026	/s/ John E. Essen
John E. Essen
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 13, 2026	/s/ Michele M. Mueller
Michele M. Mueller
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)